Form 10KSB
period 2002-12-31
QUALITY EXCHANGE INC
filed 2003-03-31
CIK 1171180

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
              For the fiscal year ended 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
              For the transition period from ______________ to ____________

              Commission file number ________________________________

                     Quality Exchange, Inc.
                 -------------------------------
         (Name of small business issuer in its charter)

           Nevada                            41-2033500
      ----------------                     ---------------
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

 East 49 Pineridge Ct #328,
         Spokane, WA                           99208
---------------------------                 ------------
    (Address of principal                    (Zip Code)
     executive offices)

            Issuer's telephone number: (509) 464-3072

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered
---------------------------     -------------------------------
---------------------------     -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value, 25,000,000 shares authorized
*    2,000,000 shares issued and outstanding as of December 31, 2002
*    2,250,000 shares issued and outstanding as of March 27, 2003

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold:
$25,000 as of March 27, 2003.


PAGE-1-






                      TABLE OF CONTENTS




PART I	                                                          3


Item 1. Description of Business.	                          3

Item 2. Description of Property.	                          7

Item 3. Legal Proceedings.	                                  7

Item 4. Submission of Matters to a Vote of Security Holders.      7


PART II	                                                          8


Item 5. Market for Common Equity and Related Stockholder Matters. 8

Item 6. Management's Discussion and Plan of Operation.	          9

Item 7. Financial Statements.	                                 12

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure	                 24


PART III	                                                 25


Item 9. Directors, Executive Officers, Promoters and Control
        Persons	                                                 25

Item 10. Executive Compensation.                             	 26

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.	                                 26

Item 12. Certain Relationships and Related Transactions.	 26

Item 13. Exhibits and Reports on Form 8-K.	                 27

Item 14. Controls and Procedures.	                         27


SIGNATURES	                                                 28














PAGE-2-


PART I

Item 1. Description of Business.

A.   Business Development and Summary

Quality Exchange, Inc. ("QEI" or the "Company") was incorporated in the State of Nevada on June 3, 1998. QEI, a development stage company, through its wholly owned subsidiary Orion Publishing, Inc., plans to provide an Internet-based vehicle for the comic-book world to purchase and exchange collectible and new-issue comic books. Orion Publishing, Inc., was incorporated in the State of Nevada on November 21, 2001. Mr. Andrew D. Owens is the sole Officer and Director of Orion Publishing, Inc.

QEI' administrative office is located at East 49  Pineridge Ct.
#328, Spokane, Washington 99208, telephone (509) 464-3072.

QEI' fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

QEI plans to build a vehicle for purchasing and exchanging collectible and new-issue comic books over the Internet. Designed as an online auction, QEI's website www.Comicauction.biz will be available 24 hours a day, seven days a week. www.Comicauction.biz will allow transactions in business-to-consumer, consumer-to-consumer, and business-to-business market spaces. QEI will offer new comic books and vintage collectible comic books. To complement the offerings on www.Comicauction.biz, QEI will offer its comics by mail order and through retail establishments.

QEI strives to provide a venue of exchange that is credible as well as simple, safe, and exciting for those with an interest in purchasing, collecting and trading comic books. Using the Internet, anyone around the world should be able to access QEI's website, browse for information, subscribe as a bidder or seller within minutes, and buy, sell, or trade comic books. The registration at www.Comicauction.biz will be free of charge. QEI is implementing a simple click- through sign-up procedure with clear instructions allowing a quick and easy access to QEI's secure website. Among the special features that QEI plans to build into its website are (1) a functionality allowing the seller to set the low and capped prices of the comic book for sale, (2) secure message boards, (3) full purchase protection with secured transactions, (4) tracking of purchases, (5) weekly updates, and (6) collection valuation services.

Sellers using QEI's website will benefit from low listing and transaction fees; convenient, paper-free local and international payments; and the ability to track the number of sales, payments, and future buyer profiles.

QEI will place a special emphasis on evaluating the feedback from customers. Customers will be able to comment as often as they want about their purchases and customer satisfaction. QEI will implement procedures allowing to process input from the feedback link on a continual basis - up to hundreds of times each day. That should allow QEI to begin working on solutions to reported problems almost immediately.


PAGE-3-


QEI will dedicate a concerted effort to protecting the identity of its service and ensuring the security of its website. Relying on the expertise of the website host (presently, Infinet Internet Services, Tempe, Arizona) QEI will implement procedures for authentication of clients, protection of integrity of live online auctions, and ensuring the secure processing of transactions.

(2)  Distribution Methods of the Products or Services

In its sales and marketing efforts QEI will employ the following tools: advertising in trade magazines; an on-line brochure; direct mail; a periodic newsletter distributed to registered members; and a printed catalog of listed items.
QEI also believes that its reputation will play a large role as a promotional tool. Thus, the word-of-mouth advertising among comic book shop owners and employees may become a cost-effective and quick method of publicity for www.Comicauction.biz.

QEI plans to place ads in leading comic-book industry publications such as Wizard Magazine, Previews, Comic Interviews, Comic Artist, SciFi Magazine, and Cinescape Magazine. However, at present time no specific advertising arrangements are in place.

QEI has registered the domain name www.Comicauction.biz. QEI intends to develop www.Comicauction.biz into a recognized brand-name. QEI plans to associate www.Comicauction.biz with the motto "Driving the comic book industry around the world" and project the image that www.Comicauction.biz is the vehicle on the Internet to assist any comic book enthusiast in finding the latest new and most valuable collectible comic books. QEI plans to develop alliances with leading websites involved with the comic-book industry, which may provide significant cross-marketing opportunities through link exchanges.

QEI's periodic newsletter to registered users will update aficionados of special events and new products in the comic book industry.

(3)  Status of any announced new product or service

There are no changes in status of any products and services disclosed in previous filings with the SEC. QEI remains in the development stage.

(4)  Industry background and competition

Comic books fall into a niche category of goods possessing two prominent attributes, which attract buyers: (1) the entertainment value of reading comic books and (2) the fun of collecting them. This combination of attributes is the basis for active markets in both new and collectible comic books.

To the best of QEI's knowledge, a new comic book typically sells between $1.00 and $10.00 and the average customer buys three or more comic books per purchase. A rare mint-condition collectible comic book could fetch as much as $350.00. The industry employs various grading scales (typically, 10-point scales), which allow to estimate the market value of a particular comic book. The actual trade prices may vary depending on the marketplace, region, or transaction type. For example, the auction format adopted by QEI may result in prices different from a private sale.


PAGE-4-


It is QEI's belief that the comic-book collectible market is making a shift away from traditional bookstore sales. More and more buyers are using the Internet to research and complete their purchases. It has become an accepted practice to view a series of electronic images online instead of browsing through a comic book at a store. The ability to communicate with owners of desired items via email and various secure payment options make it possible to complete transactions between counterparts located in different geographic regions. This development in the comic book marketplace allows collectors to take advantage of regional discrepancies in supply and demand for specific character or category comic books, including limited edition, reissued, reprinted, or other types of rare books.

The   comic  book  industry  produces  a  number  of  widely
circulated  publications  (such  as  the  Wizard   Magazine)
covering new and collectible comic book issues.

In recent years, the online auction selected by QEI as its transaction model has become a popular and successful mechanism for trading new, used, vintage, and collectible items. Online auctions are typically similar to live auctions: the highest bidder takes the "prize" and regular participants try to succeed in the bidding game by implementing various strategies. The element of competition involved in bidding is what appeals to many online auction participants.

QEI believes that the online auction model overcomes multiple hurdles that impede the growth of the market for collectible comic books. Traditional exchange forums are less efficient because of limitations imposed by geographical location and high costs of bringing buyers and sellers together to exchange information and to complete transactions.

QEI will compete against (1) offline comic-book resellers (including wholesale distributors, liquidators, retailers, and catalog and mail order companies), (2) online stores specializing in comic books (such as Comicbookresources.com), and (3) general online auctions (including eBay, uBid, and Yahoo!Auctions), which offer comic books among other items listed on their websites.

(5) Sources and availability of raw materials and the names of principal suppliers

QEI anticipates that new comic books will be supplied directly from publisher such as Image Comic's Top Cow studios, Dark Horse Comics, Marvel Comics, and D.C. Comics. QEI anticipates that vintage collectible comics will be offered and supplied by individual collectors and enthusiasts that wish to have a central venue to trade.

(6)   Customers

QEI does not have an established client base. At this time, QEI does not anticipate that its business will depend disproportionately on any particular client or a group of clients. Of this, however, there can be no assurance.

QEI's online auction is seeking to appeal to buyers and sellers in customer-to-customer, business-to-customer, and business to business market places.



PAGE-5-



Demographically,   QEI   targets  primarily   middle   class
individuals between the ages of fifteen and thirty-five, who
are  interested  in  new or collectible comic  books.   This
target group is already using the Internet heavily as a source of information about comic book values. The goal is to convert someone looking for information into a customer/buyer.

An important objective is to capture younger consumers and induce them to discover the website and remain its users over many years. QEI believes that comic book collectors remain faithful to their hobby well into adulthood, often passing their treasured collections down to future generations.

QEI strives to offer value- and time-conscious shoppers a wide selection of comic books at reasonable prices via an easy-to-use online interface. QEI believes that, by providing a wide range of comic book categories, www.Comicauction.biz will attract an avid collector as well as a novice. A collector will come to the site knowing exactly what she is searching for: a specific addition to her collection. A novice will likely make a spontaneous and immediate buying decision based on a comic book appeal involving the topic or the character.

(7)  Intellectual Property

QEI   does  not  have  any  patents,  trademarks,  licenses,
franchises, concessions or royalty agreements.

(8)  Need for Government Approval

None.

(9)  Effect of Existing or Probable Government Regulations

QEI will be subject to the same federal, state, and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at the state and federal levels (both in the U.S. and abroad) and it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. Several states are considering imposing these regulations upon online auction sites, which could harm QEI's business.


PAGE-6-


Several  states have proposed legislation that  would  limit the  uses  of personal user information gathered  online  or
require online services to establish privacy policies.   The
Federal   Trade   Commission  also   has   settled   several
proceedings   regarding  the  manner,  in   which   personal
information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way QEI does business
or  could  create uncertainty on the Internet.   This  could
reduce demand for QEI's services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm QEI's business.
In addition, because QEI's services will be accessible worldwide, and QEI plans to facilitate sales of goods to users worldwide, foreign jurisdictions may claim that QEI is required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require QEI to change its business practices or restrict service offerings relative to those in the U.S. QEI's failure to comply with foreign laws could subject QEI to penalties ranging from fines to bans on QEI's ability to offer its services.

(10)  Estimated Amount Spent on Research and Development Activities

During  the  last two fiscal years, QEI spent  approximately
$313 on website development.

(11) Costs and Effects of Compliance with Environmental Laws

Not applicable.

(12) Employees

QEI  is  currently  in the development  stage.   During  the
development  stage,  QEI plans to rely  exclusively  on  the services  of  its sole officer and director to  set  up  its
business  operations.   Currently,  only  Andrew  D.  Owens,
President & CEO is involved in QEI business on a daily basis.

C.   Reports to Security Holders

(1) QEI will furnish its shareholders with audited annual financial reports certified by QEI' independent accountants, and may, in QEI' discretion, furnish unaudited quarterly financial reports.

(2) QEI is a reporting issuer with the Securities and Exchange Commission. QEI will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3) The public may read and copy any materials QEI files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains
  an   Internet  site  that  contains  reports,  proxy   and
  information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov).


PAGE-7-



Item 2. Description of Property.

QEI'  uses  the  administrative office located  at  East  49
Pineridge  Ct #328, Spokane, Washington 99208.   A  director
and shareholder is providing the office space at no charge to QEI.

Item 3. Legal Proceedings.

QEI is not a party to any pending or threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                           PART II

Item  5.  Market  for Common Equity and Related  Stockholder
          Matters.

Market Information

Until March 20, 2003, there was no public market in QEI' Common Stock. As of March 20, 2003, the common stock of QEI started to be quoted on the OTC Bulletin Board under the symbol "QEXI." As of the date of this report, trading in QEI's stock has not yet developed.

As of the date of this report,

* there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of QEI;
* the 2,000,000 shares of Common Stock held by Andrew D. Owens are eligible for sale pursuant to and subject to the quantitative limitations of Rule 144 under the Securities Act; and
* there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

Holders

As of the date of this report, QEI has approximately 2,250,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-one (21)
shareholders of record. QEI' Transfer Agent is Executive Registrar & Transfer Agency, 3118 W. Thomas Road, Suite 707, Phoenix, AZ 85017, phone (602) 415-1273.

Dividends

QEI has never declared or paid any cash dividends on its common stock. For the foreseeable future, QEI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including QEI' financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.


PAGE-8-



Recent Sales of Unregistered Securities.

In June 1998, QEI issued 2,000,000 shares of its $0.001 par value common stock to Andrew D. Owens, an officer and director, in exchange for $2,000 in subscription receivable. The total amount of the transaction was $2,000 or $0.001 per share. That sale of stock by QEI did not involve any public offering or solicitation. At the time of the issuance, Andrew D. Owens was in possession of all available material information about QEI. Also, Andrew D. Owens had a degree of financial sophistication, which allowed him to make an independent assessment of the investment merits of QEI. On the basis of these facts, QEI claims that the issuance of stock to Andrew D. Owens was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Recent Registered Offering

The SB-2 Registration Statement, as amended (SEC File Number 333-86498), filed by QEI and deemed effective by the Securities Exchange Commission (the "SEC") as of November 29, 2002, offered a minimum of 200,000 and a maximum of 2,000,000 shares of the Company's $0.001 par value common stock at a price of $0.10 per share pursuant to a self-underwritten offering. As of February 27, 2003, a total of 250,000 shares were sold by the Company to approximately twenty investors in conjunction with the registered offering for an aggregate of $25,000.00. On February 27, 2003, QEI closed the offering and subsequently filed a Post-Effective Amendment to deregister 1,750,000 shares representing the unsold portion of the stock offered by QEI. As of the close of the offering, Andrew D. Owens advanced approximately $6,589 of the expenses of the offering.

Pursuant to Rule 463 under the Securities Act of 1933, QEI plans to report the use of proceeds of the offering pursuant to the Registration Statement in the quarterly report on form 10-QSB for the quarter ending on March 31, 2003, and, if applicable, in subsequent periodic filings.

Item 6. Management's Discussion and Plan of Operation.

This  section must be read in conjunction with  the  Audited
Financial Statements included in this report.

A.   Management's Discussion

QEI was incorporated in the State of Nevada on June 3, 1998.
QEI is a startup and has not yet realized any revenues. QEI had not begun actively pursuing its business plan until Orion Publishing, Inc., a wholly owned subsidiary, was incorporated in the State of Nevada on November 21, 2001.
To date, QEI has:
*    recruited and retained a management team and board of directors;
*    developed a business plan; and
*    launched the pilot version of its website, www.comicauction.biz.

In the initial approximately fifty-five-month operating period from June 3, 1998 (inception) to December 31, 2002, QEI generated no revenues while incurring $10,695 in general and administrative expenses. This resulted in a cumulative net loss of $10,695 for the period, which was equivalent to $0.00 per share. The cumulative net loss was attributable solely to the costs of start-up operations.


PAGE-9-



With continuing losses and no sales to date, the future of QEI is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. On the basis of these facts, QEI's independent auditors expressed doubt about QEI's ability to continue as a going concern.

As  of  February  27, 2003, QEI completed a public  offering registered  via  Form SB-2 and issued  a  total  of  250,000 shares of its $0.001 par value common stock in exchange for cash of $25,000.

B.   Plan of Operation

QEI expects that it will sell new-issue comic books for between $1.50 to $10.00. Vintage comic books may range in price from $0.10 to $350.00 per item. QEI plans to derive revenues from listing and transaction fees. QEI expects to charge a fee of 2% of the amount of transaction, which QEI will collect from buyers and sellers (1% from the buyer and 1% from the seller) after each auction is completed.

QEI's goal is to maintain an innovative attractive web auction that appeals to buyers and sellers in customer-to-customer, business-to-customer, and business to business market places. QEI is striving to accomplish the following during the next twelve to eighteen months:

* establish a paying subscriber/member base and benefit from repeat traffic to the website;
* develop strategic alliances with popular web auction sites;
* promote www.Comicauction.biz with leading Internet search engines so that they place www.Comicauction.biz at the top of searches when it comes to researching and purchasing comic books;
* develop distribution channels beyond the website to improve revenues.

QEI's website www.comicauction.biz is operational and allows visitors to bid and place orders online. The initial goal for the website - in addition to its functionality as an online auction site - is to build brand recognition via an effective Internet promotional campaign. Presently, QEI is researching promotional mailing companies, advertising and public relations firms that might help QEI in the process.

At present time, QEI estimates that in order to commence planned operations it needs to (a) complete the set up and design of the website and (b) purchase office furniture, computer hardware, software, and supplies.

QEI believes that the proceeds of the public offering completed in February 2003 will be sufficient to satisfy the start-up and operating requirements for the next twelve to eighteen months. "Start-up and operating requirements" involve having QEI's website totally operational and developed for $4,500.00 or less in the next 12 to 18 months. QEI will use the company computer for accounting and order fulfillment. QEI's marketing budget of $500.00 will limit QEI's ability to execute the entire business plan, but QEI believes that the amount is sufficient to get listed on one mid-level search engine.




PAGE-10-



QEI expects to generate revenue in the first 4 weeks of operation from the date the first funds are received from the public offering escrow. QEI believes that using a minimum of $4,500 for web development will be satisfactory to get and keep the site totally operational for the next 12 to 18 months. The site will be fully functional but, with a limited budget of $4,500, the graphic appearance, depth of the web pages and comic book description will be brief. Any advanced technical features of the website (such as online video streaming capabilities) and widespread marketing efforts (such as promotional mailing campaigns, engagement of public relations firms, purchasing of website banner ads) will be postponed until after several months of operation and, as QEI anticipates, will be funded from cash flow. QEI inventory will be kept at a minimum (less than $500.00). But because of Mr. Owens experience and knowledge in the industry QEI feels it will still be able to sell its own products via its website. Because these items will be funded from cash flow, the growth of QEI will be minimal and it could be difficult for QEI to expand and grow.

QEI is striving to accomplish the following during the next twelve to eighteen months:

* establish a subscriber/member base and benefit from repeat traffic to the website; the subscriber base will be in the form of a "comic book of the month club" for a set price and have a surprise comic book sent at the first of every month or a monthly news letter that reviews the newest published titles.

* promote www.comicauction.biz with leading Internet search engines so that they place www.comicauction.biz at the top of searches when it comes to researching and purchasing comic books; in particular, QEI expects to use initially and expects be at the top of searches in www.overture.com, which currently lists ebay.com at the top of searches for a "Comic Books" at estimated 41 cents a hit. All QEI has to do is pay 41 cents a hit to be at the top. It will be virtually impossible to be at the top of every search engine. If QEI can maintain a presence in the top 3 of at least three or four of top search engines.

* develop distribution channels beyond the website to improve revenues.

QEI anticipates that over the next twelve (12) months QEI will not hire any additional full- or part-time employees, as the services provided by the officers and directors of QEI appear sufficient during the initial growth stage. Sales growth in the next six (6) to twelve (12) months is important for the QEI' plan of operations. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen
(18) months, it may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that the Company would be able to raise enough capital to stay in business.







PAGE-11-




Item 7. Financial Statements.















                   Quality Exchange, Inc.
                (A Development Stage Company)

                 Consolidated Balance Sheets
                            as of
                 December 31, 2002 and 2001

                             and

           Consolidated Statements of Operations,
            Changes in Stockholders' Equity, and
                         Cash Flows
                     for the years ended
                 December 31, 2002 and 2001,
                             and
                      for the period of
              June 3, 1998 (Date of Inception)
                           through
                      December 31, 2002































PAGE-12-















                      TABLE OF CONTENTS





                                                     PAGE

Independent Auditor's Report                           1

Balance Sheet                                          2

Statement of Operations                                3

Statement of Changes in Stockholders' Equity           4


Statement of Cash Flows                                5

Footnotes                                            6-10



































PAGE-13-


Beckstead and Watts, LLP
Certified Public Accountants

                                     3340 Wynn Road, Suite B
                                         Las Vegas, NV 89102
                                                702.257.1984
                                          702.362.0540 (fax)

                INDEPENDENT AUDITORS' REPORT

Board of Directors
Quality Exchange, Inc.

We have audited the Consolidated Balance Sheets of Quality Exchange, Inc. and its subsidiary (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period June 3, 1998 (Date of Inception) to December 31,
2002.   These  consolidated  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Quality Exchange, Inc. and its subsidiary as of December 31, 2001, were audited by
G. Brad Beckstead, CPA, sole practitioner, whose report dated April 3, 2002, on those statements included an explanatory going concern paragraph discussed in Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quality Exchange, Inc. and its subsidiary (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period June 3, 1998 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
----------------------------
March 24, 2003


PAGE-14-F1







                   Quality Exchange, Inc.
                (a Development Stage Company)
                 Consolidated Balance Sheets



                                            December 31,
                                       -------------------------
                                          2002         2001
Assets                                 -------------------------

Current assets:
 Cash                                  $      245    $       -
   Total current assets                -------------------------
                                              245            -
                                       -------------------------
                                       $      245    $       -
                                       =========================

Liabilities and Stockholder's
(Deficit)

Current liabilities:
 Due to shareholder                    $    8,940    $     275
   Total current liabilities           -------------------------
                                            8,940          275
                                       -------------------------
Stockholder's (deficit):
 Common stock, $0.001 par value,
 25,000,000 shares
   authorized, 2,000,000 shares
  issued and
   outstanding as of 12/31/02 and
  12/31/01, respectively                    2,000        2,000
 Additional paid-in capital
                                                -            -
 Subscriptions (receivable)
                                                -      (2,000)
 (Deficit) accumulated during
 development stage                       (10,695)        (275)
                                       -------------------------
                                          (8,695)        (275)
                                       -------------------------
                                      $      245     $       -
                                       =========================







    The accompanying notes are an integral part of these
                    financial statements.









PAGE-15-F2








                   Quality Exchange, Inc.
                (a Development Stage Company)
            Consolidated Statements of Operations



                                                               June 3, 1998
                                      For the years ended    (Inception) to
                                         December 31,          December 31,
                                       2002        2001            2002
                                    ----------   ----------   --------------

Revenue                             $       -    $       -    $        -
                                    ----------   ----------   --------------

Expenses:
 General and administrative
 expenses                              10,420          275        10,695
  Total expenses                    ----------   ----------   --------------
                                       10,420          275        10,695
                                    ----------   ----------   --------------
Net (loss)                          $ (10,420)   $    (275)   $  (10,695)
                                    ==========   ==========   ==============
Weighted average number of
 common shares outstanding - basic
 and fully diluted                  2,000,000    2,000,000
                                    ==========   ==========

Net (loss) per share - basic and
fully diluted                       $  (0.01)    $   (0.00)
                                    ==========   ==========










    The accompanying notes are an integral part of these
                    financial statements.



















PAGE-16-F3



                   Quality Exchange, Inc.
                (a Development Stage Company)
 Consolidated Statements of Changes in Stockholders' Equity

                                                          (Deficit)
                                                         Accumulated
                    Common Stock   Additional              During     Total
                                   Paid-in    Subscrip   Development  Stock
                                              tions                   holders'
                   Shares  Amount  Capital   (Receivable)   Stage    (Deficit)
                 -------------------------------------------------------------
June 1998
Founder shares   2,000,000 2,000         -     (2,000)          -           -

Net (loss)
June 3, 1998
(inception) to
December 31, 1998                                               -           -
                 -------------------------------------------------------------
Balance,
December
31, 1998         2,000,000 2,000         -     (2,000)          -           -

Net (loss)
For the year
ended December 31, 1999                                         -           -
                 -------------------------------------------------------------
Balance,
December
31, 1999         2,000,000 2,000         -     (2,000)          -           -

Net (loss)
For the year ended
December 31, 2000                                               -           -
                 -------------------------------------------------------------
Balance,
December
31, 2000         2,000,000 2,000         -     (2,000)          -           -

Net (loss)
For the year ended
December 31,
2001                                                         (275)       (275)
                 -------------------------------------------------------------
Balance,
December         2,000,000 2,000         -     (2,000)       (275)       (275)
31, 2001

March 2002 Expensed
paid for by a
founder to cancel
subscriptions
receivable                                      2,000                   2,000

Net (loss)
For the year
ended
December 31, 2002                                         (10,420)    (10,420)
                 -------------------------------------------------------------
Balance,
December         2,000,000 $ 2,000  $    -   $      -    $(10,695)   $ (8,695)
31, 2002         =============================================================

    The accompanying notes are an integral part of these
                    financial statements.


PAGE-17-F4





                   Quality Exchange, Inc.
                (a Development Stage Company)
            Consolidated Statements of Cash Flows




                                                                 June 3, 1998
                                         For the years ended      (Inception)
                                                                      to
                                            December 31,          December 31,
                                           2002       2001            2002
                                        --------------------------------------

Cash flows from operating activities
Net (loss)                              $ (10,420)    (275)         (10,695)

Adjustments to reconcile net (loss) to
 net cash (used) by operating
 activities:
 Increase in due to shareholder
                                            8,665      275            8,940
                                        --------------------------------------
Net cash (used) by operating activities    (1,755)       -           (1,755)
                                        --------------------------------------

Cash flows from investing activities
                                                -        -                -
                                        --------------------------------------
Cash flows from financing activities
 Issuances of common stock
                                            2,000        -            2,000
Net cash provided by financing          --------------------------------------
activities                                  2,000        -            2,000
                                        --------------------------------------
Net increase in cash
                                              245        -              245
Cash - beginning
                                                -        -                -
                                        --------------------------------------
Cash - ending                           $     245   $    -      $       245
                                        ======================================
Supplemental disclosures:
 Interest paid                          $       -   $    -      $         -
                                        ======================================
 Income taxes paid                      $       -   $    -      $         -
                                        ======================================
Non-cash transactions:
 Shares issued for expenses paid for    $   2,000   $    -      $     2,000
 by a founder                           ======================================
 Number of shares issued for expenses
 paid for by a founder                  2,000,000        -        2,000,000
                                        ======================================





    The accompanying notes are an integral part of these
                    financial statements.





PAGE-18-F5



                   Quality Exchange, Inc.
                (a Development Stage Company)
                            Notes

Note 1 - History and organization of the company

The Company was organized June 3, 1998 (Date of Inception) under the laws of the State of Nevada, as Quality Exchange, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

The Company has a wholly owned subsidiary, Orion Publishing, Inc., whose plan of operation is to purchase and exchange collectible and new issue comic books via an online auction.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002 and 2001.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 and 2001.

Revenue recognition
The Company reports revenue as invoiced on an accrued basis.
Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
The  Company expenses all costs of advertising as  incurred.
There were no advertising costs included in selling, general and administrative expenses in 2002 or 2001.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002 or 2001.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.



PAGE-19-F6



Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.



PAGE-20-F7



In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation."


PAGE-21-F8


Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $10,695 for the period from June 3, 1998 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         U.S federal statutory rate        (34.0%)

         Valuation reserve                  34.0%
                                          ----------
         Total                                 -%
                                          ==========

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year         Amount       Expiration
--------------------------------------
2001         $   275        2021
2002         $10,420        2022

Note 5 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.




PAGE-22-F9



During June 1998, the Company issued 2,000,000 shares of its $0.001 par value common stock to the sole officer and director in exchange for a subscriptions receivable of $2,000. (See Note 6)

In March 2002, the sole officer and director of the Company paid for expenses totaling $2,000 to cancel the entire balance of subscriptions receivable. (See Note 6)

There have been no other issuances of common stock.

Note 6 - Related party transactions

During June 1998, the Company issued 2,000,000 shares of its $0.001 par value common stock to the sole officer and director. In March 2002, the sole officer and director paid for expenses totaling $2,000. (See Note 5)

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

As of December 31, 2002 and 2001, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Subsequent events

As of February 27, 2003, the Company has completed its offering registered via Form SB-2 and issued a total of 250,000 shares of its $0.001 par value common stock in exchange for cash of $25,000.

























PAGE-23-F10



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
































































PAGE-24-


                           PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors, Executive Officers, Promoters and Control Persons

Each of QEI' directors is elected by the stockholders to a term of one
(1) year and serves until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the sole executive officer and director of QEI as of the date of this report:

Name and Address	Age	Position
-------------------   --------  -----------------------------
Andrew D. Owens	         33	President & CEO, Secretary,
                                Treasurer, Director

The person named above has held his office/position since inception of QEI and is expected to hold his office/position until the next annual meeting of QEI' stockholders.


Background of Directors, Executive Officers, Promoters and Control Persons

Andrew D. Owens, President & CEO, Secretary, Treasurer, Director, is a seasoned professional in the comic book field. Mr. Owens was an independent contractor, whose responsibilities were to draw, complete others artwork, handle quality assurance and make sure the artwork was complete to meet the publishers publication deadlines, on several premier comic series at many major comic companies, including Image Comic's Top Cow studios (October 1999 to October 2000), Dark Horse Comics (August 2000 to present), Marvel Comics (September 2000 to present), and now D.C. Comics (September 2001 to present). Mr. Owens is currently one of the artists working on Batman published by D.C. Comics. Mr. Owens creative credits at Top Cow studios included work on such titles as Witchblade (now a television series), Ascension, The Darkness, Lady Pendragon, and the comic-book version of the popular video game and motion picture Tomb Raider. At Dark Horse Comics, Mr. Owens worked on a comic book based on the popular television series Buffy the Vampire Slayer and launched the comic book version of the hit WB television series Angel. Mr. Owens also worked on Fray - a comic book title created and written by Joss Whedon, the creator of the entire Buffy the Vampire Slayer franchise. At Marvel Comics, Mr. Owens worked on one of the best-selling titles in the industry, The X-Men, and a number of related titles such as Magneto, Cable, and X-Force.

Mr. Owens expects to spend 30% of his time working for QEI until the point when Mr. Owens has began to make a salary. When Mr. Owens begins to make a salary (if QEI achieves $10,000 in monthly sales), he anticipates spending 60% or more of his time working for QEI.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of QEI has been convicted in a criminal proceeding, exclusive of traffic violations.




PAGE-25-


No director, officer, significant employee, or consultant of QEI has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of QEI has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

Summary Compensation Table

                                        	Annual Compensation
------------------------------------------------------------------------------
           (a)          	(b)     (c)           (d)         (e)
------------------------------------------------------------------------------
Name and Principal Position	Year	Salary ($)    Bonus ($)   Other Annual
                                                                  Compensation
                                                                         ($)
------------------------------------------------------------------------------
Andrew D. Owens, President
& CEO, Secretary, Treasurer,
Director                    	2002       0             0              0
                            	2001       0             0              0
                            	2000       0             0              0
------------------------------------------------------------------------------
There are no existing or planned option/SAR grants.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of QEI's Common Stock by all persons known by QEI to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to QEI's knowledge, either sole or majority voting and investment power.

Title      Name and Address of
Of Class   Beneficial Owner of                Amount of shares  Percent of
           Shares                Position     held by Owner     Class
-----------------------------------------------------------------------------
Common     Andrew D. Owens       President       2,000,000        88.89%
           East 49 Pineridge     and CEO,
           Ct #328               Secretary,
           Spokane, WA 99208     Treasurer,
                                 Director

Common                           Executive       2,000,000       88.89%
                                 Officers and
                                 Directors as
                                 a Group

Item 12. Certain Relationships and Related Transactions.

During June 1998, the Company issued 2,000,000 shares of its $0.001 par value common stock to Andrew D. Owens, an officer and director, in exchange for a subscription receivable of $2,000. In March 2002, Andrew D. Owens paid for expenses totaling $2,000 to cancel the entire balance of the subscription receivable.

QEI uses office space and services provided without charge by Andrew
D. Owens, a director and shareholder.

Andrew Owens has been loaning QEI money to cover operational expenses at no interest and no certain maturity. As of the December 31, 2002, QEI owed Mr. Owens approximately $8,936.50 used by QEI as follows:


PAGE-26-



Documentation Fees                  $4,000.00
Accounting Fees                     $2,500.00
State Fees (Corporate filing fees)  $1,035.00
EDGARization Fees                     $714.00
Escrow Fee                            $375.00
Web Development                       $312.50
                                   -----------
Total Expense Categories to date    $8,936.50
                                   ===========

Item 13. Exhibits and Reports on Form 8-K.

   (a)	Exhibits required by Item 601 of Regulation S-B

Exhibit
Number   Name and/or Identification of Exhibit
----------------------------------------------------------------------------
  3.    Articles of Incorporation & By-Laws
        (a) Articles of Incorporation of Quality Exchange, Inc. filed on
            June 3, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
        (b) Bylaws of Quality Exchange, Inc. adopted on June 17, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
        (c) Articles of Incorporation of Orion Publishing, Inc. filed on November 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
        (d) Bylaws of Orion Publishing, Inc. adopted on December 3, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

 21. Subsidiaries of the Registrant, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

 23.    Consent of Experts and Counsel
         a) Consent of Beckstead and Watts, LLP.
         b) Consent of G. Brad Beckstead, CPA.

 99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.
------------------------------------------------------------------------------

   (b) Reports on Form 8-K

QEI filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Based on his most recent review, which was completed within ninety days of the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.


PAGE-27-






                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Quality Exchange, Inc.
                       -------------------------------
                                (Registrant)


                By: /s/ Andrew D. Owens, President & CEO
                   --------------------------------------

                                March 27, 2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                     Title                        Date
   -----------------         ----------------------       --------------------

/s/ Andrew D. Owens          President & CEO,                March 27, 2003
-------------------          Secretary, Treasurer,
 Andrew D. Owens             Director

/s/ Andrew D. Owens          Principal Financial Officer     March 27, 2003
-------------------
 Andrew D. Owens

/s/ Andrew D. Owens          Principal Accounting Officer    March 27, 2003
-------------------




























PAGE-28-







           Certification pursuant to the Sarbanes-Oxley Act of 2002


I, Andrew D. Owens, President and Chief Executive Officer and Principal Financial Officer of Quality Exchange, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB of Quality
    Exchange, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 27, 2003
By:    /s/ Andrew D. Owens
       --------------------
Andrew D. Owens, President & CEO
Principal Financial Officer







-PAGE-