Form 10QSB
period 2003-03-31
QUALITY EXCHANGE INC
filed 2003-05-13
CIK 1171180

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2003

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from ___________ to ___________

                  Commission file number 333-86498

                      Quality Exchange, Inc.
                 --------------------------------
 (Exact name of small business issuer as specified in its charter)

              Nevada                          41-2033500
         -----------------               ---------------------
     (State or jurisdiction of      (I.R.S. Employer Identification
  incorporation or organization)                 No.)

                     East 49 Pineridge Ct #328
                          Spokane, WA 99208
                 ---------------------------------
             (Address of principal executive offices)

                          (509) 464-3072
                      ---------------------
                   (Issuer's telephone number)

               -------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common  Stock, 2,250,000 shares issued and outstanding as of  May
8, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]




                             PAGE-1-






                        TABLE OF CONTENTS


                                                                      PAGE

PART I - FINANCIAL INFORMATION                                           3

 Item 1. Financial Statements.                                           3

 Item 2. Management's Discussion and Analysis or Plan of Operation.     11

 Item 3. Controls and Procedures                                        11


PART II - OTHER INFORMATION                                             13

 Item 1. Legal Proceedings.                                             13

 Item 2. Changes in Securities.                                         13

 Item 3. Defaults Upon Senior Securities.                               13

 Item 4. Submission of Matters to a Vote of Security Holders.           13

 Item 5. Other Information.                                             13

 Item 6. Exhibits and Reports on Form 8-K.                              14


SIGNATURES                                                              15


















                             PAGE-2-




                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*  Balance Sheet as of March 31, 2003.

*  Statements  of Operations for the Three Months Ended  March
   31, 2003 and March 31, 2002, and the Period June 3, 1998 (inception) to March 31, 2003.

*  Statement of Cash Flows for the Three Months Ended March 31,
   2003 and March 31, 2002 and the Period June 3, 1998 (inception) to March 31, 2003.

*  Notes to Financial Statements





























                             PAGE-3-







                     Quality Exchange, Inc.
                  (A Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                         March 31, 2003

                               and

              Consolidated Statements of Operations
                   for the Three Months Ended
                    March 31, 2003 and 2002,
                       and For the Period
           June 3, 1998 (Inception) to March 31, 2003

                               and

                           Cash Flows
                   for the Three Months Ended
                    March 31, 2003 and 2002,
                       and For the Period
           June 3, 1998 (Inception) to March 31, 2003




























                             PAGE-4-







                        TABLE OF CONTENTS


                                                    Page

Independent Accountants' Review Report               1

Consolidated Balance Sheet                           2

Consolidated Statements of Operations                3

Consolidated Statements of Cash Flows                4

Footnotes                                            5

































                             PAGE-5-



Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite C
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Quality Exchange, Inc.
(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Quality Exchange, Inc. and its subsidiary (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related consolidated statements of operations for the three-months ended March 31, 2003 and 2002 and for the period June 3, 1998 (Inception) to March 31, 2003, and consolidated statements of cash flows for the three-months ended March 31, 2003 and 2001 and for the period June 3, 1998 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Quality Exchange, Inc. and its subsidiary (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 24, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
May 8, 2003



                            PAGE-6-F1






                     Quality Exchange, Inc.
                  (a Development Stage Company)
                   Consolidated Balance Sheets
                           (unaudited)

                                                          March 31,
                                                            2003
Assets                                             -----------------------

Current assets:
        Cash                                        $        22,737
                                                   -----------------------
          Total current assets                               22,737
                                                   -----------------------
                                                    $        22,737
                                                   =======================
Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                            $           200
        Due to shareholder                                    9,040
                                                   -----------------------
          Total current liabilities                           9,240
                                                   -----------------------
Stockholders' equity:
        Common stock, $0.001 par value,
        25,000,000 shares
          authorized, 2,250,000 shares issued and
         outstanding                                          2,250
        Additional paid-in capital                           24,750
        (Deficit) accumulated during development
        stage                                               (13,503)
                                                   -----------------------
                                                             13,497
                                                   -----------------------
                                                    $        22,737
                                                   =======================



 The accompanying notes are an integral part of these financial statements.










                            PAGE-7-F2





                     Quality Exchange, Inc.
                  (a Development Stage Company)
              Consolidated Statements of Operations
                           (unaudited)


                                         For the three-month     June 3, 1998
                                            period ended        (Inception) to
                                              March 31,            March 31,
                                         2003           2002         2003
                                        -----------    -----------  ----------

Revenue                                  $      -       $      -     $      -
                                        -----------    -----------  ----------

Expenses:
 General and administrative expenses        2,808          9,183       13,503
                                        -----------    -----------  ----------
  Total expenses                            2,808          9,183       13,503
                                        -----------    -----------  ----------

Net (loss)                               $ (2,808)      $ (9,183)    $(13,503)
                                        ===========    ===========  ==========

Weighted average number of
 common shares outstanding - basic      2,091,667      2,000,000
and fully diluted                       ===========    ===========

Net (loss) per share - basic and         $  (0.00)      $  (0.00)
fully diluted                           ===========    ===========







 The accompanying notes are an integral part of these financial statements.

















                            PAGE-8-F3





                     Quality Exchange, Inc.
                  (a Development Stage Company)
              Consolidated Statements of Cash Flows
                           (unaudited)


                                         For the three-month     June 3, 1998
                                            period ended        (Inception) to
                                              March 31,            March 31,
                                         2003           2002         2003
                                        -----------    -----------  ----------
Cash flows from operating activities
Net (loss)                               $  (2,808)     $  (9,183)  $ (13,503)
Adjustments to reconcile net (loss)
to net cash (used) by operating
 activities:
 Increase in accounts payable                  200              -         200
 Increase in due to shareholder                100          7,665       9,040
Net cash (used) by operating            -----------    -----------  ----------
activities                                  (2,508)        (1,518)     (4,263)
                                        -----------    -----------  ----------
Cash flows from financing activities
 Issuances of common stock                  25,000          2,000      27,000
Net cash provided by financing          -----------    -----------  ----------
activities                                  25,000          2,000      27,000
                                        -----------    -----------  ----------
Net increase in cash                        22,492            482      22,737
Cash - beginning                               245              -           -
                                        -----------    -----------  ----------
Cash - ending                            $  22,737      $     482   $  22,737
                                        ===========    ===========  ==========
Supplemental disclosures:
 Interest paid                           $       -      $       -   $       -
                                        ===========    ===========  ==========
 Income taxes paid                       $       -      $       -   $       -
                                        ===========    ===========  ==========
Non-cash transactions:
 Shares issued for subscriptions         $       -      $   2,000   $   2,000
 receivable                             ===========    ===========  ==========
 Number of shares issued for                     -      2,000,000   2,000,000
 subscriptions receivable               ===========    ===========  ==========




 The accompanying notes are an integral part of these financial statements.












                            PAGE-9-F4




                     Quality Exchange, Inc.
                  (a Development Stage Company)
                              Notes
Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $13,503 for the period from June 3, 1998 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management raised additional capital through an offering of common stock registered on Form SB-2 and believes that the Company has enough capital for operations for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 - Related party transactions

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




                           PAGE-10-F5





Item 2. Management's Discussion and Analysis or Plan of Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

QEI was incorporated in the State of Nevada on June 3, 1998. QEI is a startup and has not yet realized any revenues. QEI had not begun actively pursuing its business plan until Orion Publishing, Inc., a wholly owned subsidiary, was incorporated in the State of Nevada on November 21, 2001. To date, QEI has:

* recruited and retained a management team and board of directors;
* developed a business plan;
* raised start-up capital in a registered public offering; and
* launched the pilot version of its website, www.comicauction.biz.

In the initial approximately fifty-eight-month operating period from June 3, 1998 (inception) to March 31, 2003, QEI generated no revenues while incurring $13,503 in general and administrative expenses. This resulted in a cumulative net loss of $13,503 for
the  period,  which  was  equivalent to  $0.00  per  share.   The
cumulative net loss was attributable solely to the costs of start-up operations.

With continuing losses and no sales to date, the future of QEI is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. On the basis of these facts, QEI's independent auditors expressed doubt about QEI's ability to continue as a going concern.

In  February 2003, QEI completed a public offering registered via
Form SB-2 and issued a total of 250,000 shares of its $0.001 par value common stock in exchange for cash of $25,000.

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




                            PAGE-11-





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

Item 3. Controls and Procedures

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




                            PAGE-12-





                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

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

During the three months ended March 31, 2003, the actual uses of the proceeds from the offering were as follows:

          Item                             Amount
---------------------------------------------------------
Offering Expenses:
  Escrow & Transfer Agent                  $555.00
General Working Capital:
  Accounting                             $2,000.00
  Other                                     $35.25
---------------------------------------------------------
Total                                    $2,590.25
=========================================================


None of the uses described above were direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company.

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.




                            PAGE-13-





Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of Quality Exchange, Inc. filed on June 3, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on June 12, 2002.
         (b)  Bylaws  of Quality Exchange, Inc. adopted  on  June
              17, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on June 12, 2002.
         (c) Articles of Incorporation of Orion Publishing, Inc. filed on November 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on June 12, 2002.
         (d)  Bylaws   of  Orion  Publishing,  Inc.  adopted   on
              December 3, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended previously filed with the SEC on June 12, 2002.

  21. Subsidiaries of the Registrant, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on June 12, 2002.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.












                            PAGE-14-





                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Quality Exchange, Inc.
                    ------------------------
                          (Registrant)


     Signature               Title                  Date
     ---------               -----                  ----

/s/ Andrew D. Owens     President & CEO,        May 12, 2003
-------------------        Secretary,
  Andrew D. Owens     Treasurer, Director


/s/ Andrew D. Owens   Principal Financial       May 12, 2003
-------------------         Officer
  Andrew D. Owens

/s/ Andrew D. Owens   Principal Accounting      May 12, 2003
-------------------         Officer
  Andrew D. Owens






















                            PAGE-15-





    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Andrew D. Owens, President and Chief Executive Officer and
Principal Financial Officer of Quality Exchange, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of Quality Exchange, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

 5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 12, 2003

By:  /s/ Andrew D. Owens
    ---------------------
Andrew D. Owens, President & CEO
Principal Financial Officer




                             -PAGE-