Form 10QSB
period 2003-06-30
QUALITY EXCHANGE INC
filed 2003-08-11
CIK 1171180

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

  (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2003

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

                Commission file number 333-86498

                         Quality Exchange, Inc.
                     -------------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                            41-2033500
           ------------                     -------------------
     (State or jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


                        East 49 Pineridge Ct #328
                            Spokane, WA 99208
                      ------------------------------
               (Address of principal executive offices)

                            (509) 464-3072
                          --------------------
                      (Issuer's telephone number)

                    --------------------------------
            (Former name, former address and former fiscal
                  year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 2,250,000 shares issued and outstanding as of August 8, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        TABLE OF CONTENTS

                                                                      PAGE

PART I - FINANCIAL INFORMATION                                           3

 Item 1. Financial Statements.                                           3
 Item 2. Management's Discussion and Analysis or Plan of  Operation.    12
 Item 3. Controls and Procedures                                        12

PART II - OTHER INFORMATION                                             14

 Item 1. Legal Proceedings.                                             14
 Item 2. Changes in Securities.                                         14
 Item 3. Defaults Upon Senior Securities.                               14
 Item 4. Submission of Matters to a Vote of Security Holders.           14
 Item 5. Other Information.                                             14
 Item 6. Exhibits and Reports on Form 8-K.                              15

SIGNATURES                                                              16

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*    Consolidated Balance Sheet as of June 30, 2003.

* Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002, and For the Period June 3, 1998 (Inception) to June 30, 2003.

* Cash Flows for the Six Months Ended June 30, 2003 and 2002, and For the Period June 3, 1998 (Inception) to June 30, 2003.

*    Notes to Financial Statements

              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                          June 30, 2003

                               and

              Consolidated Statements of Operations
            for the Three Months and Six Months Ended
                     June 30, 2003 and 2002,
                       and For the Period
            June 3, 1998 (Inception) to June 30, 2003

                               and

                           Cash Flows
                    for the Six Months Ended
                     June 30, 2003 and 2002,
                       and For the Period
            June 3, 1998 (Inception) to June 30, 2003

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

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite C
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Quality Exchange, Inc. and Subsidiary
(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Quality Exchange, Inc. and its subsidiary (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related consolidated statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period June 3, 1998 (Inception) to June 30, 2003, and consolidated statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period June 3, 1998 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

/s/ Beckstead and Watts, LLP
-----------------------------
August 7, 2003




                             -6-  F1





                     Quality Exchange, Inc.
                  (a Development Stage Company)
                   Consolidated Balance Sheets
                           (unaudited)

                                                              June 30,
                                                                2003
                                                           -------------
Assets

Current assets:
 Cash                                                      $    17,839
                                                           -------------
   Total current assets                                         17,839
                                                           -------------

Fixed assets, net                                                1,166
                                                           -------------
                                                           $    19,005
                                                           =============

Liabilities and Stockholders' Equity

Current liabilities:
 Due to shareholder                                              9,040
                                                           -------------
   Total current liabilities                                     9,040
                                                           -------------
Stockholders' equity:
 Common stock, $0.001 par value, 25,000,000 shares
  authorized, 2,250,000 shares issued and outstanding            2,250
 Additional paid-in capital                                     24,750
 (Deficit) accumulated during development stage                (17,035)
                                                           -------------
                                                                 9,965
                                                           -------------
                                                           $    19,005
                                                           =============

 The accompanying notes are an integral part of these financial statements.




                             -7-  F2






                     Quality Exchange, Inc.
                  (a Development Stage Company)
              Consolidated Statements of Operations
                           (unaudited)


                                                    For the three-month         For the six-month          June 3, 1998
                                                       period ended                period ended           (Inception) to
                                                         June 30,                    June 30,               June 30,
                                                    2003         2002           2003         2002             2003
                                                ----------    ----------    -----------   -----------     -------------

Revenue                                         $       -     $       -     $        -    $       -       $       -
                                                ----------    ----------    -----------   -----------     -------------
Expenses:
 General and administrative expenses                3,471            18          6,279        9,201          16,974
 Depreciation                                          61             -             61            -              61
                                                ----------    ----------    -----------   -----------     -------------
  Total expenses                                    3,532            18          6,340        9,201          17,035
                                                ----------    ----------    -----------   -----------     -------------
Net (loss)                                      $  (3,532)   $      (18)    $   (6,340)   $  (9,201)      $ (17,035)
                                                ==========    ==========    ===========   ===========     =============
Weighted average number of
 common shares outstanding - basic and          2,250,000     2,000,000      2,171,271    2,000,000
 fully diluted                                  ==========    ==========    ===========   ===========

Net (loss) per share - basic and fully          $   (0.00)   $    (0.00)    $    (0.00)   $   (0.00)
diluted                                         ==========    ==========    ===========   ===========



 The accompanying notes are an integral part of these financial statements.





                             -8-  F3





                     Quality Exchange, Inc.
                  (a Development Stage Company)
              Consolidated Statements of Cash Flows
                           (unaudited)

                                                    For the six-month        June 3, 1998
                                                       period ended          (Inception) to
                                                         June 30,               June 30,
                                                    2003           2002          2003
                                               ------------   ------------   --------------

Cash flows from operating activities
Net (loss)                                     $   (6,340)    $   (9,201)    $   (17,035)
Depreciation                                           61              -              61
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
 Increase in due to shareholder                       100          7,665           9,040
                                               ------------   ------------   --------------
Net cash (used) by operating activities            (6,179)        (1,536)         (7,934)
                                               ------------   ------------   --------------
Cash flows from investing activities
 Purchase of fixed assets                          (1,227)             -          (1,227)
                                               ------------   ------------   --------------
Net cash used by investing activities              (1,227)             -          (1,227)
                                               ------------   ------------   --------------
Cash flows from financing activities
 Issuances of common stock                         25,000          2,000          27,000
                                               ------------   ------------   --------------
Net cash provided by financing activities          25,000          2,000          27,000
                                               ------------   ------------   --------------

Net increase in cash                               17,594            464          17,839
Cash - beginning                                      245              -               -
                                               ------------   ------------   --------------
Cash - ending                                  $   17,839     $      464     $    17,839
                                               ============   ============   ==============
Supplemental disclosures:
 Interest paid                                 $        -     $        -     $         -
                                               ============   ============   ==============
 Income taxes paid                             $        -     $        -     $         -
                                               ============   ============   ==============


 The accompanying notes are an integral part of these financial statements.




                             -9-  F4





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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $17,035 for the period from June 3, 1998 (inception) to
June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management raised additional capital through an offering of common stock registered on Form SB-2 and believes that the Company has enough capital for operations for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 - Fixed assets

During  the  six  month period ended June 30, 2003,  the  Company
purchased   computer  equipment  totaling  $1,227  and   recorded
depreciation expense of $61.

Note 4 - Related party transactions

As of June 30, 2003, the Company owes a total of $9,040 to its sole officer and director. The amount owed is due upon demand and bears no interest.

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




                            -10-  F5





Item 2. Management's Discussion and Analysis or Plan of
      Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

QEI was incorporated in the State of Nevada on June 3, 1998. QEI is a startup and has not yet realized any revenues. QEI has begun actively pursuing its business plan. Orion Publishing, Inc., a wholly owned subsidiary, was incorporated in the State of Nevada on November 21, 2001. To date, QEI has:

  *  recruited and retained a management team and board of directors;
  *  developed a business plan;
  *  raised start-up capital in a registered public offering; and
  *  launched the pilot version of its website, www.comicauction.biz.

In the initial approximately sixty-one-month period from June 3, 1998 (inception) to June 30, 2003, QEI generated no revenues while incurring $17,035 in general and administrative expenses. This resulted in a cumulative net loss of $17,035 for the period, which was equivalent to $0.01 per share. The cumulative net loss was attributable solely to the costs of start-up operations.

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

At present time, QEI estimates that in order to commence planned operations it needs to (a) complete the set up and design of the website and (b) purchase office furniture, computer software, and supplies.

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

During the six months ended June 30, 2003, the actual uses of the proceeds from the offering were as follows:

               Item                        Amount
-------------------------------------------------------------
Offering Expenses:
Escrow & Transfer Agent                     $555.00
Miscellaneous fees                          $200.00
Computer Hardware & Software              $1,256.23
General Working Capital:
Accounting                                $2,600.00
Other                                     $2.859.25
-------------------------------------------------------------
Total                                     $7,470.48
=============================================================

None of the uses described above were direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company.

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering with one exception: the Company had to allocate a larger portion of the net proceeds from the offering to general working capital, primarily because of a substantial increase in the cost of complying with federal securities regulations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number
--------------------------------------------------------------------------
   3.    Articles of Incorporation & By-Laws
         (a)  Articles  of  Incorporation  of  Quality  Exchange,
              Inc. filed on June 3, 1998, incorporated by reference
              to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on June 12, 2002.
         (b)  Bylaws  of Quality Exchange, Inc. adopted  on  June
              17, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC on June 12, 2002.
         (c)  Articles  of  Incorporation  of  Orion  Publishing,
              Inc.  filed  on November 21, 2001, incorporated  by
              reference to the Registration Statement on Form SB-2,
              as amended, previously filed with the SEC on June 12,
              2002.
         (d)  Bylaws   of  Orion  Publishing,  Inc.  adopted   on
              December 3, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended previously filed with the SEC on June 12, 2002.

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

                     Quality Exchange, Inc.
                   --------------------------
                          (Registrant)


     Signature               Title                  Date
   ------------           ----------             -----------

/s/ Andrew D. Owens     President & CEO,       August 10, 2003
-------------------        Secretary,
  Andrew D. Owens     Treasurer, Director


/s/ Andrew D. Owens   Principal Financial      August 10, 2003
-------------------         Officer
  Andrew D. Owens

/s/ Andrew D. Owens   Principal Accounting     August 10, 2003
-------------------         Officer
  Andrew D. Owens

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

Date:     August 10, 2003

By:  /s/ Andrew D. Owens
    ----------------------------
Andrew D. Owens, President & CEO
Principal Financial Officer