Form 10QSB
period 2003-09-30
QUALITY EXCHANGE INC
filed 2003-11-06
CIK 1171180

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ______________ to ______________

                Commission file number 333-86498

                      Quality Exchange, Inc.
                ----------------------------------
  (Exact name of small business issuer as specified in its charter)

              Nevada                         41-2033500
         ---------------                -------------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                     East 49 Pineridge Ct #328
                        Spokane, WA 99208
                 ---------------------------------
            (Address of principal executive offices)

                          (509) 464-3072
                      -----------------------
                   (Issuer's telephone number)


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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 2,250,000 shares issued and outstanding as of October 22, 2003.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]  No [X]

                        TABLE OF CONTENTS

                                                                     PAGE

PART I - FINANCIAL INFORMATION                                         3

 Item 1. Financial Statements.                                         3
 Item 2. Management's Discussion and Analysis or Plan of Operation.   11
 Item 3. Controls and Procedures                                      12

PART II - OTHER INFORMATION                                           14

 Item 1. Legal Proceedings.                                           14
 Item 2. Changes in Securities.                                       14
 Item 3. Defaults Upon Senior Securities.                             14
 Item 4. Submission of Matters to a Vote of Security Holders.         15
 Item 5. Other Information.                                           15
 Item 6. Exhibits and Reports on Form 8-K.                            15

SIGNATURES                                                            16

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*    Consolidated Balance Sheet as of September 30, 2003

* Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and 2002, and For the
  Period June 3, 1998 (Inception) to September 30, 2003

*     Consolidated Statements of Cash Flows for the  Nine  Months
  Ended  September 30, 2003 and 2002, and For the Period June  3,
  1998 (Inception) to September 30, 2003

*    Notes to Financial Statements

              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                       September 30, 2003

                               and

              Consolidated Statements of Operations
           for the Three Months and Nine Months Ended
                  September 30, 2003 and 2002,
                       and For the Period
         June 3, 1998 (Inception) to September 30, 2003

                               and

                           Cash Flows
                    for the Nine Months Ended
                  September 30, 2003 and 2002,
                       and For the Period
         June 3, 1998 (Inception) to September 30, 2003

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

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite C
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Quality Exchange, Inc. and Subsidiary
(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Quality Exchange, Inc. and its subsidiary (a Nevada corporation) (a development stage company) as of September 30, 2003 and the related consolidated statements of operations for the three-months and nine-months ended September 30, 2003 and 2002 and for the period June 3, 1998 (Inception) to September 30, 2003, and consolidated statements of cash flows for the nine-months ended September 30, 2003 and 2002 and for the period June 3, 1998 (Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management.

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

/s/ Beckstead and Watts, LLP
-----------------------------
October 20, 2003





                             -6-  F1





              Quality Exchange, Inc. and Subsidiary
                  (a Development Stage Company)
                   Consolidated Balance Sheet
                           (unaudited)

                                                         September 30,
                                                              2003
Assets                                                   -------------

Current assets:
 Cash                                                    $   16,188
                                                         -------------
   Total current assets                                      16,188
                                                         -------------

Fixed assets, net                                             1,105
                                                         -------------

                                                         $   17,293
                                                         =============
Liabilities and Stockholders' Equity

Current liabilities:
 Due to shareholder                                           9,040
                                                         -------------
   Total current liabilities                                  9,040
                                                         -------------

Stockholders' equity:
 Common stock, $0.001 par value, 25,000,000 shares
   authorized, 2,250,000 shares issued and outstanding        2,250
 Additional paid-in capital                                  24,750
 (Deficit) accumulated during development stage             (18,747)
                                                         -------------
                                                              8,253
                                                         -------------
                                                         $   17,293
                                                         =============



 The accompanying notes are an integral part of these financial statements.





                             -7-  F2





              Quality Exchange, Inc. and Subsidiary
                  (a Development Stage Company)
              Consolidated Statements of Operations
                           (unaudited)


                                                     For the three-month      For the nine-month      June 3, 1998
                                                        period ended              period ended       (Inception) to
                                                        September 30,             September 30,       September 30,
                                                      2003         2002         2003       2002          2003
                                                 -----------  -----------   ----------  ----------   ------------

Revenue                                          $        -   $        -    $       -   $       -    $        -
                                                 -----------  -----------   ----------  ----------   ------------

Expenses:
 General and administrative expenses                  1,651            -        7,930       9,201        18,625
 Depreciation                                            61            -          122           -           122
                                                 -----------  -----------   ----------  ----------   ------------
  Total expenses                                      1,712            -        8,052       9,201        18,747
                                                 -----------  -----------   ----------  ----------   ------------

Net (loss)                                       $   (1,712)  $        -    $  (8,052)  $  (9,201)   $  (18,747)
                                                 ===========  ===========   ==========  ==========   ============
Weighted average number of
 common shares outstanding -
 basic and fully diluted                          2,250,000    2,000,000    2,197,802   2,000,000
                                                 ===========  ===========   ==========  ==========
Net (loss) per share - basic and fully diluted   $    (0.00)  $        -    $   (0.00)  $   (0.00)
                                                 ===========  ===========   ==========  ==========





 The accompanying notes are an integral part of these financial statements.






                             -8-  F3





              Quality Exchange, Inc. and Subsidiary
                  (a Development Stage Company)
              Consolidated Statements of Cash Flows
                           (unaudited)


                                                 For the nine-month      June 3, 1998
                                                   period ended         (Inception) to
                                                   September 30,         September 30,
                                                2003          2002           2003
                                           ------------  ------------  --------------

Cash flows from operating activities
Net (loss)                                 $   (8,052)   $   (9,201)   $   (18,747)
Depreciation                                      122             -            122
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
 Increase in due to shareholder                   100         7,665          9,040
                                           ------------  ------------  --------------
Net cash (used) by operating activities        (7,830)       (1,536)        (9,585)

                                           ------------  ------------  --------------

Cash flows from investing activities
 Purchase of fixed assets                      (1,227)            -         (1,227)
                                           ------------  ------------  --------------
Net cash used by investing activities          (1,227)            -         (1,227)
                                           ------------  ------------  --------------

Cash flows from financing activities
 Issuances of common stock                     25,000         2,000         27,000
                                           ------------  ------------  --------------
Net cash provided by financing activities      25,000         2,000         27,000
                                           ------------  ------------  --------------

Net increase in cash                           15,943           464         16,188
Cash - beginning                                  245             -              -
                                           ------------  ------------  --------------
Cash - ending                              $   16,188    $      464    $    16,188
                                           ============  ============  ==============
Supplemental disclosures:
 Interest paid                             $        -   $         -    $         -
                                           ============  ============  ==============
 Income taxes paid                         $        -   $         -    $         -
                                           ============  ============  ==============






 The accompanying notes are an integral part of these financial statements.





                             -9-  F4





              Quality Exchange, Inc. and Subsidiary
                  (a Development Stage Company)
                              Notes


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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $18,747 for the period from June 3, 1998 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management raised additional capital through an offering of common stock registered on Form SB-2 and believes that the Company has enough capital for operations for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 - Fixed assets

During the nine month period ended September 30, 2003, the Company purchased computer equipment totaling $1,227 and recorded depreciation expense of $122.

Note 4 - Related party transactions

As of September 30, 2003, the Company owes a total of $9,040 to its sole officer and director. The amount owed is due upon demand and bears no interest.

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

In the initial approximately sixty-four-month period from June 3, 1998 (inception) to September 30, 2003, QEI generated no revenues while incurring $18,747 in general and administrative expenses. This resulted in a cumulative net loss of $18,747 for the period, which was equivalent to $0.01 per share. The cumulative net loss was attributable solely to the costs of start-up operations.

Over the last several months QEI had worked with a web specialist to further develop the QEI website. QEI had extreme difficulties with this specialist who also hosted the company website www.comicauction.biz. QEI has just hired a new specialist and the new specialist will be hosting the website as well as providing further development.

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

B.   Plan of Operation

Over the last several months QEI had worked with an internet specialist to further develop the QEI website. QEI had extreme difficulties with this specialist who also hosted the
www.comicauction.biz website. QEI has just hired a new specialist and the new specialist will be hosting the website as well as helping QEI with further development.

Progress in executing QEI business plan have been slow to date but are expected to accelerate over the next few months.

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

QEI believes that the proceeds of the public offering completed in February 2003 are sufficient to satisfy the start-up and operating requirements for the next twelve to eighteen months. "Start-up and operating requirements" involve having QEI's website totally operational and developed for $4,500.00 or less in the next 12 to 18 months. The site will be fully functional but, with a limited budget of $4,500, the graphic appearance, depth of the web pages and comic book description will be brief. Any advanced technical features of the website (such as online video streaming capabilities) and widespread marketing efforts (such as promotional mailing campaigns, engagement of public relations firms, purchasing of website banner ads) are postponed until after several months of operation and, as QEI anticipates, will be funded from cash flow.

QEI  will  use  the  company computer for  accounting  and  order fulfillment. QEI's marketing budget of $500.00 limits QEI's ability to execute the entire business plan, but QEI believes that the amount is sufficient to get listed on one mid-level search engine. QEI inventory will be kept at a minimum (less than $500.00). But because of Mr. Owens experience and knowledge in the industry QEI feels it will still be able to sell its own products via its website.

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

During the nine months ended September 30, 2003, the actual uses of the proceeds from the offering were as follows:

           Item                 Amount
--------------------------------------------
Offering Expenses:
Escrow & Transfer Agent           $555.00
Miscellaneous fees                $200.00
Computer Hardware & Software    $1,256.23
General Working Capital:
Accounting                      $3,200.00
Other                           $3,910.25
--------------------------------------------
Total                           $9,121.48
============================================

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

                      Quality Exchange, Inc.
                     ------------------------
                          (Registrant)

        Signature                    Title                      Date

   /s/ Andrew D. Owens         President & CEO,           November 03, 2003
  ---------------------        Secretary, Treasurer,
  Andrew D. Owens              Director

  /s/ Andrew D. Owens          Principal Financial        November 03, 2003
  ---------------------        Officer
  Andrew D. Owens

  /s/ Andrew D. Owens          Principal Accounting       November 03, 2003
  ---------------------        Officer
  Andrew D. Owens