Form 10KSB
period 2003-12-31
QUALITY EXCHANGE INC
filed 2004-03-30
CIK 1171180

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2003

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period from __________ to

Commission File Number 333-86498


                       QUALITY EXCHANGE, INC.
                  --------------------------------
           (Name of small business issuer in its charter)

            Nevada                            41-2033500
       ---------------                     ----------------
(State or other jurisdiction of    (I.R.S. employer identification
incorporation or organization)                 number)

   East 49 Pineridge Ct #328                    99208
          Spokane, WA
 -----------------------------                 -------
(Address of principal executive               (Zip code)
           offices)

Issuer's telephone number: (509) 464-3072

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class           Name of each exchange on which
                                              registered

  ----------------------------------------------------------------

  ----------------------------------------------------------------


Securities Registered Pursuant to Section 12(g) of the Act:

                               COMMON
         ----------------------------------------------------
                          (Title of class)

         ----------------------------------------------------
                          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was $0.

The  Company's  common  stock is listed on  the  Over-the-Counter
Bulletin  Board  under  the  stock  ticker  symbol  "QEXI."   The
aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2004 was $0.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003 was 2,250,000.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
Part  I,  Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I                                                                  3
 ITEM 1.  BUSINESS.                                                     3
 ITEM 2.  DESCRIPTION OF PROPERTY                                       7
 ITEM 3.  LEGAL PROCEEDINGS                                             7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           7
PART II                                                                 8
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      8
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     9
 ITEM 7.  FINANCIAL STATEMENTS                                         11
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                                   24
PART III                                                               24
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            24
 ITEM 10.  EXECUTIVE COMPENSATION                                      25
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
 HOLDERS                                                               25
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              26
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                            26
 ITEM 14.  CONTROLS AND PROCEDURES                                     27
SIGNATURES                                                             28

                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our
management's   assumptions  and  beliefs  based  on   information
currently  available.   We  can  give  no  assurance   that   the
expectations indicated by such forward-looking statements will be
realized.   If any of our assumptions should prove incorrect,  or
if   any   of   the  risks  and  uncertainties  underlying   such
expectations should materialize, Originally New York's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                             PART I

ITEM 1.  BUSINESS.

Business Development

     We were incorporated in the State of Nevada on June 3, 1998 under the name Quality Exchange, Inc. QEI, a development stage company, through our wholly owned subsidiary Orion Publishing, Inc., plans to provide an Internet-based vehicle for the comic-book world to purchase and exchange collectible and new-issue comic books. Orion Publishing was incorporated in the State of Nevada on November 21, 2001. Mr. Andrew D. Owens is the sole Officer and Director of Orion Publishing, Inc.

     Our  administrative office is located at East  49  Pineridge
Ct. #328, Spokane, Washington 99208, telephone (509) 464-3072.

     QEI's fiscal year end is December 31.

Business of Issuer

     Principal Products and Services and Principal Markets

     QEI plans to build a vehicle for purchasing and exchanging collectible and new-issue comic books over the Internet. Designed as an online auction, our website "www.Comicauction.biz" will be available 24 hours a day, seven days a week. www.Comicauction.biz will allow transactions in business-to-consumer, consumer-to-consumer, and business-to-business market spaces. We will offer new comic books and vintage collectible comic books. To complement the offerings on www.Comicauction.biz, QEI will offer its comics by mail order and through retail establishments.

     QEI strives to provide a venue of exchange that is credible as well as simple, safe, and exciting for those with an interest in purchasing, collecting and trading comic books. Using the Internet, anyone around the world should be able to access our website, browse for information, subscribe as a bidder or seller within minutes, and buy, sell, or trade comic books. The registration at www.Comicauction.biz will be free of charge. We are implementing a simple click-through sign-up procedure with clear instructions allowing a quick and easy access to our secure website. Among the special features that we plan to build into our website are (1) a functionality allowing the seller to set the low and capped prices of the comic book for sale, (2) secure message boards, (3) full purchase protection with secured transactions, (4) tracking of purchases, (5) weekly updates, and
(6) collection valuation services.

     Sellers using our website will benefit from low listing and transaction fees; convenient, paper-free local and international payments; and the ability to track the number of sales, payments, and future buyer profiles.

     QEI will place a special emphasis on evaluating the feedback from customers. Customers will be able to comment as often as they want about their purchases and customer satisfaction. We will implement procedures allowing to process input from the feedback link on a continual basis - up to hundreds of times each day. That should allow us to begin working on solutions to reported problems almost immediately.

     We will dedicate a concerted effort to protecting the identity of our service and ensuring the security of our website. Relying on the expertise of the website host (presently, Infinet Internet Services, Tempe, Arizona) QEI will implement procedures for authentication of clients, protection of integrity of live online auctions, and ensuring the secure processing of transactions.

     Distribution Methods of the Products or Services

     In our sales and marketing efforts QEI will employ the following tools: advertising in trade magazines; an on-line brochure; direct mail; a periodic newsletter distributed to registered members; and a printed catalog of listed items. QEI also believes that our reputation will play a large role as a promotional tool. Thus, the word-of-mouth advertising among comic book shop owners and employees may become a cost-effective and quick method of publicity for www.Comicauction.biz.

     QEI plans to place ads in leading comic-book industry publications such as Wizard Magazine, Previews, Comic Interviews, Comic Artist, SciFi Magazine, and Cinescape Magazine. However, at present time no specific advertising arrangements are in place.

     QEI has registered the domain name www.Comicauction.biz. QEI intends to develop www.Comicauction.biz into a recognized brand-name. QEI plans to associate www.Comicauction.biz with the motto "Driving the comic book industry around the world" and project the image that www.Comicauction.biz is the vehicle on the Internet to assist any comic book enthusiast in finding the latest new and most valuable collectible comic books. We plan to develop alliances with leading websites involved with the comic-book industry, which may provide significant cross-marketing opportunities through link exchanges.

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

     In recent years, the online auction selected by QEI as its transaction model has become a popular and successful mechanism for trading new, used, vintage and collectible items. Online auctions are typically similar to live auctions: the highest bidder takes the "prize" and regular participants try to succeed in the bidding game by implementing various strategies. The element of competition involved in bidding is what appeals to many online auction participants.

     QEI believes that the online auction model overcomes multiple hurdles that impede the growth of the market for collectible comic books. Traditional exchange forums are less efficient because of limitations imposed by geographical location and high costs of bringing buyers and sellers together to exchange information and to complete transactions.

     We will compete against (1) offline comic-book resellers (including wholesale distributors, liquidators, retailers, and catalog and mail order companies), (2) online stores specializing in comic books (such as Comicbookresources.com), and (3) general online auctions (including eBay, uBid and Yahoo!Auctions), which offer comic books among other items listed on their websites.

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

     Customers

     QEI does not have an established client base.  At this time,
QEI   does   not  anticipate  that  our  business   will   depend
disproportionately on any particular client or a group of clients. Of this, however, there can be no assurance.

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

     Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and scope are, therefore, uncertain. In addition, numerous states have regulations regarding how "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. Several states are considering imposing these regulations upon online auction sites, which could harm our business.

     Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission also has settled several proceedings regarding the manner, in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way QEI does business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm QEI's business. In addition, because our services will be accessible worldwide, and we plan to facilitate sales of goods to users worldwide, foreign jurisdictions may claim that QEI is required to comply with their laws. Laws regulating Internet companies outside of the U.S. may be less favorable then those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require QEI to change its business practices or restrict service offerings relative to those in the U.S. QEI's failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

      Employees

     QEI is currently in the development stage. During the development stage, QEI plans to rely exclusively on the services of our sole officer and director to set up our business operations. Currently, only Andrew D. Owens, President & CEO is involved in QEI business on a daily basis.

Reports to Security Holders

Annual Reports

     We intend to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

Periodic Reports with the SEC

     As of the date of this annual report, we have filed all necessary periodic reports with the SEC, as required by law and regulations applicable to fully reporting companies.

Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

We may be unable to continue as a going concern if we fail to generate sufficient revenues and/or fail to obtain additional capital.

     We have limited funds and operations. For the year ended December 31, 2003, we have incurred a total loss of $11,928 without generating any revenues. We will not be profitable until we are able to develop marketable products and derive substantial revenues from sales of those products. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows or obtain adequate funding through external offerings of our equity or debt. There are no assurances that we will be able to generate sales or that additional financing will be available, or if available, will be on terms acceptable to us.
If adequate working capital is not available, the value of our Company's common shares will be negatively affected and could result in the loss of your entire investment.

We may not be able to compete against our larger competitors.

     Significantly all of our competitors have greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names for product lines or certain products than we have. As a result, some of these competitors may be able to devote greater resources to marketing and promotional activities or adopt more aggressive pricing policies than we may be able to. Increased competition in this manner may result in reduced operating margins or loss of market share.

Our business could suffer if we fail to attract, train and retain skilled employees

     The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Because of competition for experienced personnel, particularly in highly specialized areas, it will be difficult to meet our anticipated needs for these employees in a timely manner. We intend to devote significant resources to recruit, train and retain qualified employees; however, we cannot assure you that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our operations.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

     Our operations depend substantially on the skills and experience of Mr. Andrew D. Owens, our President. Mr. Owens is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between our company and his other business interests. We have not formulated a policy for the resolution of such conflicts.

Certain  Nevada  corporation  law  provisions  could  prevent   a
potential takeover, which could adversely affect the market price of our common stock.

     We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     QEI  uses  the  administrative office  located  at  East  49
Pineridge Ct #328, Spokane, Washington 99208. A director and shareholder is providing the office space at no charge to QEI.

Investment Policies

     Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     Our common stock is currently traded on the Over-the-Counter
Bulletin Board under the stock ticker symbol "QEXI." As of the date of this report, trading in our stock has not yet developed.

     As of the date of this report,

  1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of QEI;
  2. The 2,000,000 shares of Common Stock held by Andrew D. Owens are eligible for sale pursuant to and subject to the quantitative limitations of Rule 144 under the Securities Act; and
  3. There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

Holders

     As of the date of this report, we have approximately 2,250,000 shares of $0.001 par value common stock issued and outstanding held by approximately 21 shareholders of record. Our Transfer Agent is Executive Registrar & Transfer Agency, 3118 W. Thomas Road, Suite 707, Phoenix, AZ 85017, phone (602) 415-1273.

Dividends

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans

     The following table provides the following information as of December 31, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

  1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
  2. The weighted-average exercise price of the outstanding options, warrants and rights; and
  3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

                              Number of     Weighted    Number of
                              Securities    average     securities
                                to be       exercise    remaining
                             issued upon    price of    available
                             exercise of  outstanding   for future
                             outstanding    options,     issuance
                               options,     warrants
                               warrants    and rights
   Plan Category              and rights
----------------------------------------------------------------------
                                 (a)          (b)          (c)
Equity compensation plans         -            -            -
approved by security
holders

Equity compensation plans         -            -            -
not approved by security
holders

Total                             -            -            -

Recent Registered Offering

     The SB-2 Registration Statement, as amended (SEC File Number 333-86498), filed by QEI and deemed effective by the Securities Exchange Commission as of November 29, 2002, offered a minimum of 200,000 and a maximum of 2,000,000 shares of the Company's $0.001 par value common stock at a price of $0.10 per share pursuant to a self-underwritten offering. As of February 27, 2003, a total of 250,000 shares were sold by the Company to approximately twenty investors in conjunction with the registered offering for an aggregate of $25,000.00. On February 27, 2003, we closed the offering and subsequently filed a Post-Effective Amendment to deregister 1,750,000 shares representing the unsold portion of the stock offered by QEI.

     During the year ended December 31, 2003, the actual uses of the proceeds from the offering were as follows:

                    Item                      Amount
       ----------------------------------------------------

          Offering Expenses:
            Escrow  & Transfer Agent          $555.00
            Miscellaneous fees                $200.00
          Operating Expenses:
            Computer Hardware & Software    $1,472.42
            Website                         $1,250.00
          Development & Maintenance
            Office Supplies                   $114.34
            General Working Capital:
              Accounting                    $3,800.00
              Other                         $5,543.25
       ----------------------------------------------------
          Total                            $12,935.01
       ====================================================

     None of the uses described above were direct or indirect payments to our directors, officers, general partners or their associates; to persons owning 10% or more of any class of our equity securities; or to our affiliates.

     The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering with one exception: we had to allocate a larger portion of the net proceeds from the offering to general working capital, primarily because of a substantial increase in the cost of complying with federal securities regulations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward Looking Statements

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

     2.   Our ability to generate customer demand for our products;

     3.   The intensity of competition; and

     4.   General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Management's Discussion

     QEI was incorporated in the State of Nevada on June 3, 1998. QEI is a startup and has not yet realized any revenues. QEI had not begun actively pursuing our business plan until Orion Publishing, Inc., a wholly owned subsidiary, was incorporated in the State of Nevada on November 21, 2001. To date, QEI has:

     1. Recruited and retained a management team and board of directors;
     2.    Developed a business plan; and
     3.    Launched the pilot version of our website, www.comicauction.biz.

     Since our inception on June 3, 1998 to December 31, 2003, we generated no revenues while incurring $22,623 in total expenses. This resulted in a cumulative net loss of $22,623 during that period, which was equivalent to $0.01 per share. The cumulative net loss was attributable solely to the costs of start-up operations.

     With continuing losses and no sales to date, the future of we are dependent upon our ability to obtain financing and upon future profitable operations from the development of our business opportunities. On the basis of these facts, our independent auditors expressed doubt about our ability to continue as a going concern.

     As of February 27, 2003, we completed a public offering registered via Form SB-2 and issued a total of 250,000 shares of its $0.001 par value common stock in exchange for cash of $25,000.

Plan of Operation

     We expect that we will sell new-issue comic books for between $1.50 to $10.00. Vintage comic books may range in price from $0.10 to $350.00 per item. QEI plans to derive revenues from listing and transaction fees. QEI expects to charge a fee of 2% of the amount of transaction, which we will collect from buyers and sellers (1% from the buyer and 1% from the seller) after each auction is completed.

     Our goal is to maintain an innovative attractive web auction that appeals to buyers and sellers in customer-to-customer, business-to-customer and business-to -business market places. We are striving to accomplish the following during the next twelve to eighteen months:

     1. Establish a paying subscriber/member base and benefit from repeat traffic to the website;
     2.   Develop strategic alliances with popular web auction sites;
     3. Promote www.Comicauction.biz with leading Internet search engines so that they place www.Comicauction.biz at the top of searches when it comes to researching and purchasing comic books;
     4. Develop distribution channels beyond the website to improve revenues.

     QEI's website www.comicauction.biz is operational and allows visitors to bid and place orders online. The initial goal for the website - in addition to its functionality as an online auction site - is to build brand recognition via an effective Internet promotional campaign. Presently, we are researching promotional mailing companies, advertising and public relations firms that might help us in the process.

     At present time, QEI estimates that in order to commence planned operations we need to (a) complete the set up and design of the website and (b) purchase office furniture, computer hardware, software and supplies.

     QEI believes that the proceeds of the public offering completed in February 2003 will be sufficient to satisfy the start-up and operating requirements for the next twelve to eighteen months. "Start-up and operating requirements" involve having our website totally operational and developed for $4,500.00 or less in the next 12 to 18 months. QEI will use the company computer for accounting and order fulfillment. Our marketing budget of $500.00 will limit our ability to execute the entire business plan, but we believe that the amount is sufficient to get listed on one mid-level search engine.

     QEI expects to generate revenue in the first four weeks of operation from the date the first funds are received from the public offering escrow. QEI believes that using a minimum of $4,500 for web development will be satisfactory to get and keep the site totally operational for the next 12 to 18 months. The site will be fully functional but, with a limited budget of $4,500, the graphic appearance, depth of the web pages and comic book description will be brief. Any advanced technical features of the website (such as online video streaming capabilities) and widespread marketing efforts (such as promotional mailing campaigns, engagement of public relations firms, purchasing of website banner ads) will be postponed until after several months of operation and, as QEI anticipates, will be funded from cash flow. QEI inventory will be kept at a minimum (less than $500.00). But because of Mr. Owens experience and knowledge in the industry QEI feels we will still be able to sell our own products via our website. Because these items will be funded from cash flow, the growth of QEI will be minimal and it could be difficult for us to expand and grow.

     QEI is striving to accomplish the following during the next twelve to eighteen months:

  1. Establish a subscriber/member base and benefit from repeat traffic to the website; the subscriber base will be in the form of a "comic book of the month club" for a set price and have a surprise comic book sent at the first of every month or a monthly news letter that reviews the newest published titles.
  2. Promote www.comicauction.biz with leading Internet search engines so that they place www.comicauction.biz at the top of searches when it comes to researching and purchasing comic books; in particular, QEI expects to use initially and expects be at the top of searches in www.overture.com, which currently lists ebay.com at the top of searches for a "Comic Books" at estimated 41 cents a hit. All QEI has to do is pay 41 cents a hit to be at the top. It will be virtually impossible to be at the top of every search engine. If QEI can maintain a presence in the top three of at least three or four of top search engines.
  3. Develop distribution channels beyond the website to improve revenues.

     QEI anticipates that over the next 12 months QEI will not hire any additional full- or part-time employees, as the services provided by the officers and directors of QEI appear sufficient during the initial growth stage. Sales growth in the next six to 12 months is important for the QEI' plan of operations. However, we cannot guarantee that we will generate such growth. If we do not generate sufficient cash flow to support its operations in the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that we would be able to raise enough capital to stay in business.

ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Independent Auditors' Report                              F-1
Consolidated Balance Sheets                               F-2
Consolidated Statements of Operations                     F-3
Consolidated Statement of Stockholders' Equity            F-4
(Deficit)
Consolidated Statements of Cash Flows                     F-5
Footnotes                                                 F-6

              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)

                   Consolidated Balance Sheets
                              as of
                   December 31, 2003 and 2002

                               and

             Consolidated Statements of Operations,
               Stockholders' Equity (Deficit), and
                           Cash Flows
                       for the years ended
                   December 31, 2003 and 2002,
                      and for the period of
                June 3, 1998 (Date of Inception)
                             through
                        December 31, 2003

                        TABLE OF CONTENTS




                                                           PAGE

Independent Auditors' Report                                1

Consolidated Balance Sheets                                 2

Consolidated Statements of Operations                       3

Consolidated Statement of Changes in Stockholders' Equity   4
(Deficit)

Consolidated  Statements of Cash Flows                      5

Footnotes                                                   6

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Quality Exchange, Inc. and Subsidiary

We have audited the Consolidated Balance Sheets of Quality Exchange, Inc. and its subsidiary (the "Company") (A Development Stage Company), as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period June 3, 1998 (Date of Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quality Exchange, Inc. and its subsidiary (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period June 3, 1998 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead and Watts, LLP
----------------------------
March 4, 2004





                                 -14-          F-1










              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                                                               December 31,
                                                              2003     2002
                                                           -------------------

Assets

Current assets:
 Cash                                                       $12,374     $245
                                                           -------------------
  Total current assets                                       12,374      245
                                                           -------------------

Fixed assets, net                                             1,043        -

                                                           -------------------
                                                            $13,417     $245
                                                           ===================
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Due to shareholder                                          $9,040   $8,940
                                                           -------------------
  Total current liabilities                                   9,040    8,940
                                                           -------------------
Stockholders' equity (deficit):
 Common stock, $0.001 par value, 25,000,000 shares
  authorized, 2,250,000 and 2,000,000 shares issued and
  outstanding as of 12/31/03 and 12/31/02, respectively       2,250    2,000
Additional paid in capital                                   24,750        -
(Deficit) accumulated during development stage              (22,623) (10,695)
                                                           -------------------
                                                              4,377   (8,695)
                                                           -------------------

                                                            $13,417     $245
                                                           ===================




 The accompanying notes are an integral part of these financial statements.





                                 -15-          F-2





              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)
              Consolidated Statements of Operations

                                                         June 3, 1998
                                   For the years ended  (Inception) to
                                        December 31,     December 31,
                                      2003       2002        2003
                                   ------------------------------------

Revenue                                  $-         $-          $-
                                   ------------------------------------
Expenses:
 General & administrative expenses   11,744     10,420      22,439
 Depreciation                           184          -         184
                                   ------------------------------------
  Total expenses                     11,928     10,420      22,623
                                   ------------------------------------

Net (loss)                         $(11,928)  $(10,420)   $(22,623)
                                   ====================================
Weighted average number of
 common shares outstanding -
 basic and fully diluted          2,210,959  2,000,000
                                   ======================
Net (loss) per share -
basic and fully diluted              $(0.01)    $(0.01)
                                   ======================





 The accompanying notes are an integral part of these financial statements.







                                 -16-          F-3






            Quality Exchange, Inc. and Subsidiary
                (A Development Stage Company)
  Consolidated Statement of Changes in Stockholders' Equity
                          (Deficit)

                                                                              (Deficit)
                                                                             Accumulated        Total
                                                  Additional                    During      Stockholders'
                              Common Stock         Paid-in     Subscriptions  Development      Equity
                           Shares      Amount      Capital     (Receivable)      Stage        (Deficit)
                        -----------------------------------------------------------------------------------

June 1998
  Founder shares           2,000,000     $2,000            $-     $(2,000)           $-            $-

Net (loss)
  June 3, 1998
  (Inception) to
  December 31, 1998                                                                   -             -
                        -----------------------------------------------------------------------------------

Balance, December 31,      2,000,000      2,000             -      (2,000)            -             -
1998

Net (loss)
  For the year ended
  December 31, 1999                                                                   -             -
                        -----------------------------------------------------------------------------------

Balance, December 31,      2,000,000      2,000             -      (2,000)            -             -
1999

Net (loss)
  For the year ended
  December 31, 2000                                                                   -             -
                        -----------------------------------------------------------------------------------

Balance, December 31,      2,000,000      2,000             -      (2,000)            -             -
2000

Net (loss)
  For the year ended
  December 31, 2001                                                               (275)         (275)
                        -----------------------------------------------------------------------------------

Balance, December 31,      2,000,000      2,000             -      (2,000)        (275)         (275)
2001

March 2002
  Expensed paid by a
  founder to cancel
  subscriptions                                                      2,000                      2,000
receivable

Net (loss)
  For the year ended
  December 31, 2002                                                            (10,420)      (10,420)
                        -----------------------------------------------------------------------------------

Balance, December 31,      2,000,000      2,000             -                  (10,695)       (8,695)
2002

February 2003
  Issued for cash            250,000        250        24,750                                  25,000

Net (loss)
  For the year ended
  December 31, 2003                                                            (11,928)      (11,928)
                        -----------------------------------------------------------------------------------

Balance, December 31,      2,250,000     $2,250       $24,750           $-    $(22,623)        $4,377
2003                    ===================================================================================



    The accompanying notes are an integral part of these
                    financial statements.






                                 -17-          F-4






            Quality Exchange, Inc. and Subsidiary
                (A Development Stage Company)
            Consolidated Statements of Cash Flows

                                                                                 June 3, 1998
                                                       For the years ended      (Inception) to
                                                            December 31,          December 31,
                                                        2003          2002           2003
                                                    -------------------------------------------

Cash flows from operating activities
Net (loss)                                           $(11,928)     $(10,420)       $(22,623)
Depreciation                                               184             -             184
                                                    -------------------------------------------
Net cash (used) by operating activities               (11,744)      (10,420)        (22,439)
                                                    -------------------------------------------

Cash flows from investing activities
  Purchase of fixed assets                             (1,227)             -         (1,227)
                                                    -------------------------------------------
Net cash (used) by investing activities                (1,227)             -         (1,227)
                                                    -------------------------------------------

Cash flows from financing activities
  Issuances of common stock                             25,000         2,000          27,000
  Increase in due to shareholder                           100         8,665           9,040
                                                    -------------------------------------------
Net cash provided by financing activities               25,100        10,665          36,040
                                                    -------------------------------------------

Net increase in cash                                    12,129           245          12,374
Cash - beginning                                           245             -               -
                                                    -------------------------------------------
Cash - ending                                          $12,374            $-         $12,274
                                                    ===========================================
Supplemental disclosures:
  Interest paid                                             $-            $-              $-
                                                    ===========================================
  Income taxes paid                                         $-            $-              $-
                                                    ===========================================

Non-cash transactions:
  Shares issued for expenses paid for by a                  $-        $2,000          $2,000
founder                                             ===========================================

  Number of shares issued for expenses paid for              -     2,000,000       2,000,000
by a founder                                        ===========================================





    The accompanying notes are an integral part of these
                    financial statements.





                                 -18-          F-5





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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

               Computer equipment          5 years

Revenue recognition
The  Company  reports revenue as invoiced on  an  accrued  basis.
Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2003 or 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2003 or 2002.

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




                                 -19-          F-6




              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)
                              Notes

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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





                                 -20-          F-7





              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)
                              Notes

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.






                                 -21-          F-8




              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)
                              Notes

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $22,623 for the period from June 3, 1998 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management raised additional capital through an offering of common stock registered on Form SB-2 and believes that the Company has enough capital for operations for a period of twelve months. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                      U.S federal statutory rate      (34.0%)

                      Valuation reserve                34.0%
                                                   -------------
                      Total                               -%
                                                   =============

As of December 31, 2003, the Company has a net operating loss carry forward as follows:

   Year         Amount       Expiration
  --------------------------------------
   2001        $     275        2021
   2002        $  10,420        2022
   2003        $  11,928        2023


Note 5 - Fixed assets

During the year ended December 31, 2003, the Company acquired computer equipment totaling $1,227. For the year ended December
31, 2003, the amount of depreciation expense was $184.

Note 6 - Stockholders' equity

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





                                 -22-          F-9




              Quality Exchange, Inc. and Subsidiary
                  (A Development Stage Company)
                              Notes

In February 2003, the Company closed its offering registered with Form SB-2 and issued a total of 250,000 shares of its $0.001 par value common stock in exchange for cash of $25,000.

As of December 31, 2003, there have been no other issuances of common stock.

Note 7 - Related party transactions

During the year ended December 31, 2003, the sole officer and director loaned the Company a total of $100. As of December 31, 2003 the total amount owed is $9,040. This amount does not bear any interest and is due upon demand.

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

Note 8 - Warrants and options

As of December 31, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.





















                                 -23-          F-10





ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

              NAME            Age      POSITION
       -----------------------------------------------------------
        Andrew D. Owens       33     President, CEO and Director

     The person named above has held his office/position since inception of QEI and is expected to hold his office/position until the next annual meeting of QEI' stockholders.

Directors, Executive Officers and Significant Employees

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

Board Committees

     We  currently have no compensation committee or other  board
committee   performing  equivalent  functions.   Currently,   all
members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No  director,  officer  or  significant  employee  has  been
convicted   of  violating  a  federal  or  state  securities   or
commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2004 and had no trading activity in 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

                   Summary Compensation Table

                        Annual                               Long-Term Compensation
                     Compensation
                    -------------------            ------------------------------------------
  Name and          Year  Salary  Bonus   Other    Restricted   Securities  LTIP     All
  Principal                               Annual   Stock        Underlying  Payouts  Other
  Position                                Compens  Awards       Options              Compens
                                          ation                                      ation
                           ($)     ($)     ($)      ($)           (#)        ($)      ($)




Andrew D. Owens     2003    -       -       -        -             -          -        -
President           2002    -       -       -        -             -          -        -
                    2001    -       -       -        -             -          -        -
                    2000    -       -       -        -             -          -        -


Directors' Compensation

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

     We entered into an employment agreement with Andrew D. Owens in April 2003, which was amended on January 1, 2004. Mr. Owens is engaged to serve as our President until April 30, 2004, at which time the contract will be automatically renewed unless terminated.

Stock Option Plan And Other Long-term Incentive Plan

     We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  December  31,  2003 certain  information regarding the beneficial  ownership  of  our common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Title of     Name and Address                   Amount and        %  of
Class        of Beneficial Owner                Nature of         Class
                                                Beneficial
                                                Owner
-------------------------------------------------------------------------

Common     Andrew D. Owens, President and        2,000,000        88.9%
Stock      Director(1)

           Officers and Directors as a Group     2,000,000        88.9%

Footnotes:

  (1)  The address of officers and directors in the table is East
     49 Pineridge Court #328, Spokane, Washington 99208.

Change in Control

     No arrangements exist that may result in a change of control of QEXI.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Andrew Owens has been loaning QEI money to cover operational
expenses  at  no  interest and no certain maturity.   As  of  the
December  31,  2003,  QEI owed Mr. Owens approximately  $9.036.50 used by QEI as follows:

     Documentation Fees                      $4,000.00
     Accounting Fees                         $2,500.00
     State Fees (Corporate filing fees)      $1,035.00
     EDGARization Fees                         $814.00
     Escrow Fee                                $375.00
     Web Development                           $312.50
                                            ------------

     Total Expense Categories to date        $9,036.50
                                            ============

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws
           a. Articles of Incorporation of Quality Exchange, Inc. filed on June 3, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
           b. Bylaws of Quality Exchange, Inc. adopted on June 17, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
           c. Articles of Incorporation of Orion Publishing, Inc. filed on November 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
           d. Bylaws of Orion Publishing, Inc. adopted on December 3, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

  21 Subsidiaries of the Registrant, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

  31    Rule 13a-14(a)/15d-14(a) Certifications

  32    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Andrew D. Owens

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and
procedures  are  effective  for  the  gathering,  analyzing   and
disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     Quality Exchange, Inc.
                     ----------------------


     Signature               Title                  Date
     ---------               -----                  ----

/s/ Andrew D. Owens     Chief Executive        March 25, 2004
--------------------      Officer and
  Andrew D. Owens       Chief Financial
                            Officer