Form 10QSB
period 2004-03-31
QUALITY EXCHANGE INC
filed 2004-05-13
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 333-86498
Quality Exchange, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-2033500 (I.R.S. Employer Identification No.)

East 49 Pineridge Court #328 Spokane, WA (Address of principal executive offices)	99208 (Zip Code)

(509) 464-3072 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,250,000

QUALITY EXCHANGE, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on March 30, 2004, and subsequent amendments made thereto.

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheets

(unaudited)

March 31,
2004
Assets

Current assets:
Cash	$9,208
Total current assets	9,208

Fixed assets, net	982

$10,190

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$146
Due to shareholder	9,040
Total current liabilities	9,186

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 2,250,000 shares issued and outstanding	2,250
Additional paid-in capital	24,750
(Deficit) accumulated during development stage	(25,996)
1,004

$10,190

The accompanying notes are an integral part of these financial statements.

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the three-month		June 3, 1998
	period ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	3,312	2,808	25,751
Depreciation	61	-	245
Total expenses	3,373	2,808	25,996

Net (loss)	$(3,373)	$(2,808)	$(25,996)

Weighted average number of
common shares outstanding – basic and fully diluted	2,250,000	2,091,667

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the three-month		June 3, 1998
	period ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(3,373)	$(2,808)	$(25,996)
Depreciation	61	-	245
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Increase in accounts payable	146	200	146
Net cash (used) by operating activities	(3,166)	(2,608)	(25,605)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,227)
Net cash (used) by investing activities	-	-	(1,227)

Cash flows from financing activities
Issuances of common stock	-	25,000	27,000
Increase in due to shareholder	-	-	9,040
Net cash provided by financing activities	-	25,000	36,040

Net increase in cash	(3,166)	22,392	9,208
Cash – beginning	12,374	245	-
Cash – ending	$9,208	$22,637	$9,208

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Quality Exchange, Inc. and Subsidiary

(A Development Stage Company)

Notes

Note 1 – Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $25,996 for the period from June 3, 1998 (inception) to March 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management raised additional capital through an offering of common stock registered on Form SB-2 and believes that the Company has enough capital for operations for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Fixed assets

The Company had computer equipment totaling $1,227 as of March 31, 2004 and recorded depreciation expense of $61 during the three month period ended March 31, 2004.

Note 4 – Related party transactions

As of March 31, 2004, the Company owes a total of $9,040 to its sole officer and director.  The amount owed is due upon demand and bears no interest.

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

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Quality Exchange, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, QEXI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Plan of Operation

QEI was incorporated in the State of Nevada on June 3, 1998.  QEI is a startup and has not yet realized any revenues.  QEI had not begun actively pursuing our business plan until Orion Publishing, Inc., a wholly owned subsidiary, was incorporated in the State of Nevada on November 21, 2001.

Since our inception on June 3, 1998 to March 31, 2004, we generated no revenues while incurring $25,996 in total expenses.  This resulted in a cumulative net loss of $25,996 during that period.  The cumulative net loss was materially attributable to the costs of start-up operations.  During the three months ended March 31, 2004, we incurred $3,312 in general and administrative expenses, as well as $61 in depreciation expense.  During the year ago period ended March 31, 2003, we recognized $2,808 in general and administrative costs.

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

Our goal is to maintain an innovative attractive web auction that appeals to buyers and sellers in customer-to-customer, business-to-customer and business-to –business market places.  We are striving to accomplish the following during the next twelve to eighteen months:

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

During the first quarter of 2004, we engaged the services of Westpac Communications, a consulting firm located in Scottsdale, AZ.  Westpac Communications offers a wide range of consulting and business support services.  Our management believes this relationship with Westpac Communications will be instrumental in further developing and implementing our business strategy in the coming year of operations.

Management’s initial discussions with Westpac Communications have led to the identification of key areas of focus.  During the second quarter of 2004 operations, the focus of Westpac Communications services will be website development of the ComicAuction.Biz website, including E-Commerce solutions.  Website development will include updating the already existing content (graphics, pricing, and product descriptions), and improving the general appearance of the site (adding new graphics, and making site layout modifications).  E-Commerce solutions will include adding merchant account capabilities, including security features that will protect our customers personal and financial information during the product purchase transaction process on the ComicAuction.biz website.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's Registration Statement Under the Securities Act of 1933 on Form SB-2, and amendments thereto, originally filed on April 17, 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALITY EXCHANGE, INC.
(Registrant)

By: /s/ Andrew D. Owens
Andrew D. Owens, President