Form 10QSB
period 2004-06-30
QUALITY EXCHANGE INC
filed 2004-07-21
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 333-86498
Quality Exchange, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-2033500 (I.R.S. Employer Identification No.)

411 W. Falcon Spokane, WA (Address of principal executive offices)	99218 (Zip Code)

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

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheets

(unaudited)

June 30,
2004
Assets

Current assets:
Cash	$825
Total current assets	825

Fixed assets, net	921

$1,746

Liabilities and Stockholders’ Equity

Current liabilities:
Due to shareholder	9,040
Total current liabilities	9,040

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 2,250,000 shares issued and outstanding	2,250
Additional paid-in capital	24,750
(Deficit) accumulated during development stage	(34,294)
(7,294)

$1,746

The accompanying notes are an integral part of these financial statements.

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					June 3, 1998
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	8,237	3,471	11,549	6,279	33,988
Depreciation	61	61	122	61	306
Total expenses	8,298	3,532	11,671	6,340	34,294

Net (loss)	$(8,298)	$(3,532)	$(11,671)	$(6,340)	$(34,294)

Weighted average number of common shares
outstanding – basic and fully diluted	2,250,000	2,250,000	2,250,000	2,171,271

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the three-month		June 3, 1998
	period ended		(Inception) to
	June 30,		June 30,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(8,298)	$(6,340)	$(34,294)
Depreciation	61	61	306
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in accounts payable	(146)	-	-
Net cash (used) by operating activities	(8,383)	(6,279)	(33,988)

Cash flows from investing activities
Purchase of fixed assets	-	(1,227)	(1,227)
Net cash (used) by investing activities	-	(1,227)	(1,227)

Cash flows from financing activities
Issuances of common stock	-	25,000	27,000
Increase in due to shareholder	-	100	9,040
Net cash provided by financing activities	-	25,100	36,040

Net increase in cash	(8,383)	17,594	825
Cash – beginning	9,208	245	-
Cash – ending	$825	$17,839	$825

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $34,294 for the period from June 3, 1998 (inception) to June 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management raised additional capital through an offering of common stock registered on Form SB-2 and believes that the Company has enough capital for operations for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Fixed assets

The Company had computer equipment totaling $1,227 as of June 30, 2004 and recorded depreciation expense of $122 during the six month period ended June 30, 2004.

Note 4 – Related party transactions

As of June 30, 2004, the Company owes a total of $9,040 to its sole officer and director.  The amount owed is due upon demand and bears no interest.

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

Note 5 – Subsequent events

The Company is currently engaged in discussions regarding the benefit of structuring a possible merger agreement with a software development company.

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

Since our inception on June 3, 1998 to June 30, 2004, we generated no revenues while incurring $34,294 in total expenses.  This resulted in a cumulative net loss of $34,294 during that period.  The cumulative net loss was materially attributable to the costs of start-up operations.  During the three months ended June 30, 2004, we incurred $8,237 in general and administrative expenses, as well as $61 in depreciation expense.  During the year ago period ended June 30, 2003, we recognized $3,471 in general and administrative costs and $61 in depreciation expense.

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

We have entered into an agreement in principle to merge with a software company.  The agreement has not yet been formalized but is expected to be complete in the near future.

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