Form 10QSB/A
period 2004-06-30
QUALITY EXCHANGE INC
filed 2004-07-22
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment Number 1

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

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheets (Restated)

(unaudited)

June 30,
2004
Assets

Current assets:
Cash	$825
Total current assets	825

Fixed assets, net	921

$1,746

Liabilities and Stockholders’ Equity

Current liabilities:
Due to shareholder	9,040
Total current liabilities	9,040

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 9,000,000 shares issued and outstanding	9,000
Additional paid-in capital	18,000
(Deficit) accumulated during development stage	(34,294)
(7,294)

$1,746

The accompanying notes are an integral part of these financial statements.

Quality Exchange, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations (Restated)

(unaudited)

					June 3, 1998
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	8,237	3,471	11,549	6,279	33,988
Depreciation	61	61	122	61	306
Total expenses	8,298	3,532	11,671	6,340	34,294

Net (loss)	$(8,298)	$(3,532)	$(11,671)	$(6,340)	$(34,294)

Weighted average number of common shares
outstanding – basic and fully diluted	9,000,000	9,000,000	9,000,000	8,685,083

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Notes (Restated)

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

Note 2 - History and organization of the company

On May 19, 2004, the Company amended its articles of incorporation to increase the number of authorized shares to 100,000,000 shares.

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

Note 4 - Fixed assets

The Company had computer equipment totaling $1,227 as of June 30, 2004 and recorded depreciation expense of $122 during the six month period ended June 30, 2004.

Note 5 - Stockholders' equity

On June 29, 2004, the Company effected a 4-for-1 forward stock split of its $0.001 par value common stock.

Note 6 - Related party transactions

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

Note 7 - Subsequent events

The company has entered into an agreement in principle to merge with a software company.  The agreement has not yet been formalized but is expected to be complete in the imminent future.

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