Form 10QSB
period 2004-09-30
PROTOCALL TECHNOLOGIES INC
filed 2004-11-24
CIK 1171180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the fiscal quarter ended SEPTEMBER 30, 2004      Commission File Number: 333-86498


                       PROTOCALL TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

--------------------------------------------------------------------------------

      NEVADA                                                41-2033500
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification
                                                              No.)

                      47 MALL DRIVE, COMMACK, NY 11725-5717
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 543-3655
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 24, 2004 there were 25,472,606 shares of Common Stock outstanding.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


Part I - Financial Information
------------------------------

Item 1 - Condensed Consolidated Financial Statements
----------------------------------------------------
                                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                                               2004                  2003
                                                                                        -------------------     ---------------
                                                                                           (UNAUDITED)             (AUDITED)
ASSETS
Current assets:
    Cash                                                                                 $        3,389,796    $        154,244
    Accounts receivable, net                                                                         58,432               5,243
    Inventory                                                                                        23,844              24,194
    Prepaid expenses and other current assets                                                        74,936              52,119
                                                                                           -----------------     ---------------

         Total current assets                                                                     3,547,008             235,800

Property and equipment, net                                                                         494,783             533,626
Other Assets                                                                                        225,349             483,615
                                                                                           -----------------     ---------------

         TOTAL ASSETS                                                                    $        4,267,140    $      1,253,041
                                                                                           =================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses                                                $          748,835    $      1,913,194
    Notes payable to related parties - includes convertible notes payable                                               754,939
    Notes payable to officers/stockholders                                                                               33,354
    Convertible notes payable - stockholder, net of debt discount of $0 and including
       accrued interest of $727,294                                                                                   3,737,137
    Non-convertible notes payable - stockholder, net of debt discount of $217,830 and
       including accrued interest of $11,723                                                                          1,493,893
    Convertible notes payable - other, net of debt discount of $238,228 and including
       accrued interest of $117,032                                                                                   1,303,804
    Accrued salaries - officers/stockholders                                                        602,346             822,084
    Other liabilities                                                                                46,736             242,511
    Current portion of obligations under capital leases                                              54,275              81,756
    Net liabilities of discontinued operations                                                      405,418             425,909
                                                                                           -----------------     ---------------
          Total current liabilities                                                               1,857,610          10,808,581

 Obligations under capital leases, less current portion                                             138,299             144,672
 Notes payable - related parties, including accrued interest of $3,781                              497,819
                                                                                           -----------------     ---------------

         Total liabilities                                                                        2,493,728          10,953,253
                                                                                           -----------------     ---------------

 Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $0.001 par value, 100,000,000 shares authorized, 25,472,606 issued and outstanding at September 30, 2004 and 6,480,271 shares issued
       and outstanding at December 31, 2003                                                          25,472               6,480
    Additional paid-in capital                                                                   33,347,982          16,323,795
    Deferred sales fee, net                                                                        (308,438)
    Stock subscription receivable                                                                    (4,165)             (6,665)
    Accumulated deficit                                                                         (31,287,439)        (26,023,822)
                                                                                           -----------------     ---------------

          Total stockholders' equity (deficit)                                                    1,773,412          (9,700,212)
                                                                                           -----------------     ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $         4,267,140    $      1,253,041
                                                                                           =================     ===============


See notes to condensed consolidated financial statements.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                       --------------------------------------    --------------------------------
                                                               2004               2003               2004             2003
                                                       --------------------------------------    --------------------------------
                                                                    (UNAUDITED)                            (UNAUDITED)

Net sales                                             $        70,783     $        2,654         $   121,874    $        9,166

Cost of sales                                                  47,293              2,531              87,863             9,392
                                                      ---------------     --------------         -----------    --------------

Gross profit                                                   23,490                123              34,011              (226)
                                                      ---------------     --------------         -----------    --------------

Selling, general and administrative expenses                1,382,028            504,616           3,420,287         1,560,451
Research and development expenses                              40,282            105,146             115,445           276,081
                                                      ---------------     --------------         -----------    --------------

OPERATING LOSS                                              1,398,820)          (609,639)         (3,501,721)       (1,836,758)

Interest expense, including amortization of debt
    discounts and beneficial conversion feature               748,224            411,010           2,129,645         1,268,188

Other income - including settlement of trade notes
    and accounts payable of $344,654                          (47,338)            (4,200)           (361,942)          (12,600)
                                                      ---------------     --------------         -----------    --------------

NET LOSS FROM CONTINUING OPERATIONS                        (2,099,706)        (1,016,449)         (5,269,424)       (3,092,346)

INCOME FROM DISCONTINUED OPERATIONS                                 0             30,190               5,807            77,809
                                                      ---------------     --------------         -----------    --------------

NET LOSS                                              $    (2,099,706)    $     (986,259)        $(5,263,617)   $   (3,014,537)
                                                      ===============     ==============         ===========    ==============

PER SHARE DATA:
NET LOSS PER SHARE BEFORE DISCONTINUED
    OPERATIONS - BASIC AND DILUTED                    $         (0.10)    $         (.16)        $     (0.46)   $        (0.48)
NET INCOME PER SHARE FROM DISCONTINUED
    OPERATIONS                                                    .00                .01                 .00               .01
                                                      ----------------    --------------         -----------    --------------
NET LOSS PER SHARE - BASIC AND DILUTED                $         (0.10)    $         (.15)        $     (0.46)   $        (0.47)
                                                      ===============     ==============         ===========    ==============

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC
    AND DILUTED                                            21,137,399          6,480,271          11,401,642         6,480,271
                                                      ===============     ==============         ===========    ==============


See notes to condensed consolidated financial statements

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                ------------------------------------------
                                                                                       2004                  2003
                                                                                ------------------------------------------
                                                                                    (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                            $   (5,269,424)        $  (3,092,346)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      250,403               163,173
       Amortization of deferred financing costs                                           213,789               250,556
       Non cash financing and interest expenses                                         1,093,116               535,450
       Common stock and warrants issued as placement fees                                 112,467
       Amortization of deferred lease costs                                                58,437
       Settlement of trade notes and accounts payable                                    (344,654)

       Changes in:
           Accounts receivable                                                            (53,189)               (5,859)
           Inventory                                                                          350               (11,449)
           Prepaid expenses and other current assets                                      (36,777)             (117,315)
           Accounts payable and accrued expenses                                         (130,051)              149,106
           Other payables                                                                 (11,692)              167,624
           Accrued salaries                                                               (19,738)              (35,756)
           Accrued interest on notes payable - other                                      104,363                69,014
           Accrued interest on notes payable - related parties                            414,598               303,582
       Net cash provided by (used in) discontinued operations                             (14,684)              (82,761)
                                                                                   --------------         -------------
               Net cash used in operating activities                                   (3,632,686)           (1,706,981)
                                                                                   --------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (187,305)              (40,775)
                                                                                   --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes payable to stockholder                                          100,000
    Proceeds from issuance of convertible notes payable to others                         181,000               650,000
    Proceeds from issuance of nonconvertible note payable to stockholder                                      1,210,000
    Proceeds from issuance of note payable to others                                    1,325,000
    Proceeds from issuance of convertible bridge notes to stockholder                     595,000
    Proceeds from issuance of convertible bridge notes to others                          500,000
    Proceeds from other notes payable
    Proceeds from issuance of common stock, net of expenses                             4,482,104
    Repayment of loan to officer/stockholder                                                                    (88,295)
    Repayment of capitalized lease obligations                                            (27,561)               (4,261)
    Deferred financing costs                                                                                    (62,500)
                                                                                   --------------         -------------
               Net cash provided by financing activities                                7,055,543             1,804,944
                                                                                   --------------         -------------

NET INCREASE IN CASH                                                                    3,235,552                57,188
CASH - BEGINNING OF PERIOD                                                                154,244                17,955
                                                                                   --------------         -------------
CASH - END OF PERIOD                                                               $    3,389,796         $      75,143
                                                                                   ==============         =============

See notes to condensed consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                               -------------------------------------------
                                                                                         2004                     2003
                                                                               -------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                         $   30,937              $  25,650
      Taxes                                                                                   816                  1,878
    Noncash transactions:
    Debt discount and beneficial conversion feature on convertible and
      nonconvertible notes                                                             $  637,058              $ 552,584
    Conversion of accrued officers' salaries to equity                                    200,000                      -
    Conversion of notes payable to equity                                               9,397,256                      -
    Conversion of trade debt to equity                                                    781,571                      -
    Issuance of warrants in connection with convertible notes payable                           -                206,000
    Issuance of warrants in connection with private placements                                  -                115,864
    Contribution to capital for forgiveness of debt                                     1,099,915                      -
    Issuance of warrants in connection with Software Distribution and Site
      Agreement                                                                           332,693                      -



See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENTS, ORGANIZATION, BUSINESS AND LIQUIDITY

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its SoftwareToGo(R) product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on demand, at their stores and at their web site fulfillment centers. SoftwareToGo(R) (the "System") is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute its System to major retailers.

The Company's Precision Type subsidiary, which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on June 30, 2004 (Note 6).

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.

The Company incurred net losses for the nine months ended September 30, 2004 and 2003 (unaudited) of $5,263,617 and $3,014,537, respectively, and had working capital, total stockholders' equity and an accumulated deficit of $1,689,398, $1,773,412 and ($31,287,439), respectively, at September 30, 2004. Significantly contributing to the accumulated deficit during the current year was the cost associated with the expansion of the Company's electronic software distribution system's capabilities to distribute additional digitally stored products as well as significant interest expense related to the Company's notes payable, which were converted to equity upon the consummation of the closing of the Reverse Merger on July 22, 2004. Through July 2004, the Company has been dependent upon borrowings through private placements of convertible and non-convertible debt from related and non-related parties to finance its business operations.

As described in Note 8, on July 22, 2004 the Company simultaneously consummated a Reverse Merger with a public company, raised approximately $6,400,000, including $1,825,000 from the convertible bridge notes that were issued in April 2004 (net of costs) in a private placement and converted approximately $9,359,000 of liabilities as of July 22, 2004 to equity. In addition, a major shareholder forgave approximately $1,100,000 in accrued interest in connection with the conversion of his notes into equity. The forgiven accrued interest was treated as a capital contribution. Management of the Company believes that these transactions will enable it to continue its business plan through at least the second quarter of 2005, although there can be no assurances that this will be the case. It is unlikely that the cash proceeds from the July 22, 2004 private placement will be sufficient to meet the Company's long-term liquidity requirements. Therefore, the Company will likely seek additional financing to meet its long-term liquidity requirements.

If the Company fails to develop adequate revenues from sales to generate adequate funding to support its operating expenses or fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to substantially reduce its operating expenses. The Company is currently having discussions with investment banking firms to seek additional funding for the Company. The Company has no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing including both public and private offerings. Management believes that the Company has enough cash to continue as a going concern until June 2005. There can be no guarantees that the Company will be successful in obtaining additional financing.

NOTE 2 - ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 20, 2004. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements as filed in its Form 8-K/A filed with the Securities and Exchange Commission on September 20, 2004. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include valuation of warrants issued in connection with various forms of financing by the Company.

REVENUE RECOGNITION

The Company recognizes revenue from its customers' sales of product through the Company's software delivery system upon delivery to the retail customer.

Revenue from the license or sale of software products and font reference guide books from the Company's business is recognized when the products are delivered or shipped to the customer, provided that there is persuasive evidence that an arrangement exists, that the selling price is fixed and determinable and that collection of the resulting receivable is reasonably assured.

LOSS PER COMMON SHARE

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:


                                                                         September 30,
                                                                 ---------------------------
                                                                    2004             2003
                                                                 -----------    ------------
            Options                                                2,951,922       3,220,334
            Warrants                                               1,774,219      15,924,971
            Convertible Notes                                           --         4,443,635
                                                                 -----------    ------------
            Total Dilutive shares                                  4,726,141      23,588,940
                                                                 ===========    ============


ACCOUNTING FOR STOCK OPTIONS:

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations," in accounting for its stock option grants and, accordingly, records compensation cost in the financial statements for its stock options to employees equal to the excess of the fair value of the Company's shares at the grant date over the exercise price.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:


                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                               -------------        ------------          ------------          ------------
                                                    2004               2003                   2004                   2003
                                               -------------        ------------          ------------          ------------
NET LOSS AS REPORTED                           $  (2,099,706)       $   (986,259)         $ (5,263,617)         $ (3,014,537)
EFFECT OF EXPENSING STOCK OPTIONS                          0             (32,362)              (38,857)             (191,230)
                                               -------------        ------------          ------------          ------------
PRO FORMA NET LOSS                             $  (2,099,706)       $ (1,018,621)         $ (5,302,474)         $ (3,205,767)
                                               =============        ============          ============          ============
NET LOSS PER SHARE (BASIC AND DILUTED):
   AS REPORTED
                                               $       (0.10)       $      (0.15)         $      (0.46)         $      (0.47)
   PRO FORMA                                   $       (0.10)       $      (0.16)         $      (0.47)         $      (0.49)



The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Three Months Ended September 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------     -------------------    ----------------    -------------------
                                                  2004                   2003                 2004                  2003
                                             -----------------     -------------------    ----------------    -------------------
Risk free interest rate                            -                      2.23%               2.25%                  1.91%
Expected life of  options in  years                -                         3                   3                      3
Expected dividend yield                            -                      0.00%               0.00%                  0.00%
Expected volatility                                -                     50.00%              50.00%                 50.00%
  Weighted average fair value                      -                      $.45                $.45                   $.44


NOTE 3 - STOCK OPTION PLAN AND EMPLOYMENT AGREEMENTS

On March 24, 2000, the Company adopted the 2000 Stock Option Plan and reserved for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants. On July 22, 2004, the Company's board of directors adopted the 2004 Stock Option Plan (the "2004 Plan") under which a total of an additional 1,000,000 shares of common stock have been reserved for issuance upon exercise of these stock options. The Company's stockholders have not yet ratified the 2004 Plan. At September 30, 2004, there were 2,951,922 options outstanding under the Company's 2000 Stock Option plan all of which are exercisable at an average price of $1.75 per share.

During the three months ended September 30, 2004, options to purchase 1,108,000 shares of common stock were granted, pursuant to the 2004 Plan including 275,000 options to non-employee directors, each with an exercise price of $1.25 per share. These options vest and become exercisable in equal annual installments over a three-year period, and the non-employee director options vest quarterly for a one-year period and are exercisable over a five-year period. These stock options cannot be issued until the Company's stockholders ratify the 2004 Plan. If the shareholders ratify the plan, the Company will be required to value the stock options at their intrinsic value on the date of ratification. The value will be equal to the per share price difference between the exercise price and the fair value of the common stock on the date of ratification times the 1,108,000 options granted. This value will be expensed over the vesting periods of the options. Had the 2004 Plan been ratified on September 30, 2004, when the Company's stock price was at $2.60 per share, the options would have had an intrinsic value of $1,495,800.

On July 22, 2004, the Company's Board of Directors approved five-year employment agreements with its President and its Executive Vice-President of Corporate Development providing for a base annual compensation of $195,000 and $127,500, respectively, along with standard fringe benefits available to all employees. The officers may also be entitled to bonus compensation and/or stock options as determined by the Board of Directors. The employment of the Executive Vice President-Corporate Development of Protocall was terminated on October 31, 2004 and 60,000 stock options granted to him on July 22, 2004 were forfeited.

NOTE 4 - WARRANTS

On September 30, 2003, a stockholder/director opened a letter of credit on behalf of the Company in the amount of $300,000, as required by an agreement with a publisher to guarantee the payment of any license fees dues the publisher. As consideration, the Company issued 150,000 warrants exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrants was $77,321, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.63% and dividend yield ratio of 0%. The warrants were originally scheduled to expire on September 30, 2010 but were converted into 95,047 shares of common stock as part of the Reverse Merger on July 22, 2004. The fair value of the warrants has been recorded as deferred finance costs and is being amortized over the term of the letter of credit.

On October 14, 2003, the same stockholder/director opened a letter of credit on behalf of the Company as required by the Company's equipment lease agreement in the amount of $1,040,000. As consideration, the Company issued 520,000 warrants exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrants was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrants were originally scheduled to expire on October 14, 2010 but were converted into 95,047 shares of common stock as part of the Reverse Merger on July 22, 2004. The fair value of the warrants has been recorded as deferred lease costs and is being amortized over the term of the lease obligation.

The Company is contingently liable for the amounts of these letters of credit in the event the stockholder/director is obligated to make payments thereunder as a result of the Company not complying with the terms of the loan or lease agreements.

NOTE 5 - CONVERTIBLE NOTES AND PROMISSORY NOTES

From January 1, 2004 through June 10, 2004, the Company raised $2,601,000 in debt financing. As described in Note 8, all of the notes below and related accrued interest were converted into equity upon the execution of the July 22, 2004 private placement. These notes consisted of:

     i. $181,000 in 9% convertible promissory notes that were originally scheduled to mature on September 30, 2004 and seven-year warrants to purchase 85,500 shares of common stock at an exercise price of $4.00 per share. The fair value of the warrants was $62,857, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.52% to 3.68% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of the warrants of $46,655 as debt discount, which along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $46,655, was amortized over the life of the convertible notes as additional interest expense.

     ii. $500,000 in 10% convertible bridge promissory notes that were originally scheduled to mature on December 31, 2004. Initial individual investors purchasing $500,000 of these 10% convertible promissory notes, in the aggregate, received seven-year warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share. The fair value of the warrants was $174,524, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.73% to 3.90% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of the warrants of $118,762 as debt discount, which along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $118,762 was amortized over the life of the convertible notes as additional interest expense.

          Terms of the convertible promissory notes provide that the notes would automatically convert into shares of a publicly traded company on the date that the contemplated Reverse Merger (see Note 8 below) closed. In addition, when the Reverse Merger closed, each 10% convertible promissory note holder received a premium equal to either 10% of the face amount of his note in additional public company stock or warrants to purchase additional public company stock equal to 10% of the face amount of his note at $1.50 per share. This issuance was recorded by the company at the time of the merger as additional interest expense on the notes of $43,635 based on the fair value of the shares and warrants issued.

          $1,325,000 in 10% convertible bridge term notes that were originally scheduled to mature on December 31, 2004. Terms of these promissory notes provide that the notes would automatically convert into shares of a publicly traded company on the date that the contemplated Reverse Merger (see Note 8 below) closed. In addition, when the Reverse Merger closed, each 10% convertible promissory note holder received a premium equal to either 10% of the face amount of his note in additional public company stock or warrants to purchase additional public company stock equal to 10% of the face amount of his note at $1.50 per share. This issuance was recorded by the Company at the time of the merger as additional interest expense on the notes of $68,852, based upon the fair value of the shares and warrants issued.

     iv. $595,000 in 15% convertible bridge term notes and seven-year warrants to purchase 297,500 shares of common stock at $4.00 per share. The bridge term notes were originally scheduled to mature on September 30, 2004. The fair value of the warrants was $206,167, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.43% to 3.67% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $153,113 as debt discount which along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $153,113 and was amortized over the life of the convertible notes as additional interest expense. Upon the conversion of the notes prior to maturity into common stock, the unamortized debt discount was recognized as additional interest expense in the amount of $128,828.

NOTE 6 - DISCONTINUED OPERATIONS

Since 1998, the Company has focused substantially all of its time and resources on its SoftwareToGo(R) system. With the completion of the development and the beginning of the commercialization of that system, effective June 30, 2004, the Company discontinued the operations of its wholly owned subsidiary Precision Type, Inc. Accordingly, Precision's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheet at September 30, 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the nine month periods ended September 30, 2004 and 2003.

Summarized financial information of discontinued operations is as follows:


                                                                         Nine Months Ended September 30,
                                                                       -----------------------------------
        STATEMENT OF OPERATIONS:                                            2004                  2003
                                                                       -----------------------------------

        Net sales - Font Software products                             $      38,905        $     160,152
        Cost of sales                                                         18,071               74,595
                                                                       -------------        -------------

        Gross profit                                                          20,834               85,557
        General, selling and administrative expenses                          15,027                7,748
                                                                       -------------        -------------
        Net income from discontinued operations                        $       5,807        $      77,809
                                                                       =============        =============


                                                                       September 30,         December 31,
        Balance Sheet:                                                     2004                  2003
                                                                       -------------        -------------
                                                                         (UNAUDITED)           (AUDITED)
        Cash                                                           $           -        $       6,386
        Accounts receivable, net                                                   -                1,433
        Inventory                                                              4,107                6,515
                                                                       -------------        -------------
                                                                               4,107               14,334
        Other assets                                                           2,832               14,044
                                                                       -------------        -------------
               Total assets of discontinued operations                         6,939               28,378
                                                                       -------------        -------------
        Accounts payable and accrued expenses                                312,780              353,266
        Notes payable, current                                                29,545               31,277
                                                                       -------------        -------------
               Total current liabilities of discontinued operations          342,325              384,543
        Notes payable, non-current                                            70,032               69,744
                                                                       -------------        -------------
               Total liabilities of discontinued operations                  412,357              454,287
                                                                       -------------        -------------
        Net liabilities of discontinued operations                     $     405,418        $     425,909
                                                                       =============        =============


Precision Type obtained a $100,000 line of credit from a bank in 1994. Interest is payable on a monthly basis. The bank has the option to terminate the line of credit at its sole discretion, at which time the Company can elect to pay the then outstanding balance in thirty-six monthly installments of principal and interest at the rate then in effect. The loan is personally guaranteed by certain of the officers/stockholders of the Company. At September 30, 2004, the bank had not terminated the line of credit.

NOTE 7 - DEFERRED SALES FEE

On November 29, 2002, as amended on June 15, 2004, the Company and a customer entered into an Electronic Software and Distribution and Site Location Agreement ("Agreement"), which expires June 14, 2008. As part of the Agreement, on June 15, 2004, the Company granted the customer a warrant to purchase 1,456,124 shares of common stock at $.01 per share in recognition of the sales benefit of the Agreement to the Company. Upon consummation of the private placement and Reverse Merger-recapitalization transactions (Note 8), in accordance with the terms of the Agreement, this warrant was automatically exchanged for the right to acquire 266,154 shares of Company common stock. These shares are issuable, 66,540 shares upon consummation of the Reverse Merger, and 66,540 shares on each of the two years subsequent to the anniversary date of the agreement and, assuming the agreement remains in effect on each date, 66,534 on the final anniversary date.

These shares have been valued at $1.25 per share (July 22, 2004 Private Placement per share offering price) for an aggregate of $332,693. This amount has been recorded as "Deferred Sales Fee" and reflected as a reduction to equity, to be expensed ratably over the term of the Agreement. For the period from June 15, 2004 to September 30, 2004, $24,255 has been amortized as a selling expense.

NOTE 8 - PRIVATE PLACEMENT AND REVERSE MERGER

On May 4, 2004, the Company issued a private placement memorandum offering up to $10,000,000 in shares of its common stock at $1.25 per share (the "Offering"). Warrants to purchase shares at $1.50 per share were also offered to a limited number of lead investors as defined in the Offering.

On July 22, 2004, concurrently with the closing of approximately $7,250,000 (including the conversion $1,825,000 of bridge notes that were issued in April 2004 and before related fees of approximately $900,000) of this Offering, Quality Exchange, Inc. ("QEI"), a publicly traded Nevada corporation, acquired the business of the Company in a reverse merger transaction and, with the proceeds of the Offering, is continuing the existing operations of the Company as a publicly traded company (the "Reverse Merger"). QEI issued 16,821,974 shares of its common stock to the former security holders of the Company, representing 66.6% of the outstanding QEI common stock following the Reverse Merger and giving effect to the shares issued in the private placement and to the conversion of indebtedness described herein in exchange for 100% of the outstanding capital stock of the Company. Debt conversions, which were all effected at $1.25 per share, included (i) $2,601,000 of debt incurred in 2004 (see Note 5) and (ii) $6,577,744 of prior debt, $180,219 of accrued interest thereon and approximately $1,000,000 of accounts payable and accrued expenses. In addition, 17,647,377 of the Company's warrants were exchanged for 3,384,793 shares of QEI common stock. In order to facilitate the Reverse Merger, the Company's major shareholder forgave $1,099,915 of accrued interest on notes held by him, which notes were included in the aforementioned prior debt. As part of the Reverse Merger, warrants to purchase 1,774,219 shares of the Company's common stock and stock options to purchase approximately 2,951,922 shares of the Company's common stock were converted into QEI warrants and options.

Following the closing of the Reverse Merger, QEI changed its corporate name to Protocall Technologies Incorporated and Protocall's existing management assumed their same positions with the publicly traded company.

NOTE 9 - DEFERRED OFFICERS' COMPENSATION

On July 31, 2002, the Company entered into the Salary Adjustment Agreement (the "Agreement") with its President and certain of its vice-presidents (the "Officers/Stockholders"). The Agreement provided that the Officers/Stockholders
(i) voluntarily accepted a 25% reduction in salary for the period of August 2002 through January 2004 and (ii) agreed to defer the receipt of $816,740 in accrued but unpaid salaries until the Company achieves positive cash flow, in exchange for (w) an aggregate total of 816,740 five-year stock options with an exercise price of $1.25 per share, (x) the monthly grant of an aggregate of 24,147 five-year stock options at an exercise price at $1.25 per share for the period of August 2002 through January 2004, (y) the automatic 100% vesting of any unvested previously held stock options and (z) an exercise period of five-years from the date of the agreement for any previously held stock options. This arrangement would cease upon the return of the executives to their previous salaries. Conditions for reinstatement of salaries were either (i) raising a minimum of $1,500,000 in gross proceeds in a fund raising (excluding any funding from the Company's largest shareholder) or (ii) the Company achieving positive cash flow in excess of $75,000 in any quarter from operations. As of January 31, 2004, the Company had raised in excess of $1,500,000 in defined gross proceeds, and consequently restored the officers to their previous salaries. The deferred salaries were charged to expense as earned and are included accrued salaries on the accompanying balance sheet. The stock option grants and modifications were accounted for in accordance with APB Opinion No 25 and FASB Interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No 25".

From July 31, 2002 through September 30, 2004, the President of the Company has received $22,135 in excess of the amount provided for under the Agreement, which has been accounted for as a reduction to the accrued salaries on the accompanying consolidated balance sheet.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We completed a reverse merger transaction on July 22, 2004 with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company, which, through its wholly owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. Upon the closing of the merger, the business of Quality Exchange was distributed to its majority stockholder and Quality Exchange became a public company, operating the Protocall Business. The directors and management of Protocall became the directors and management of Quality Exchange. For a more complete description of the Reverse Merger transaction and accompanying private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K, dated July 22, 2004 and filed with the SEC on August 6, 2004.

Protocall Technologies Incorporated was formed in New York in December 1992. Through 1998, Protocall was focused primarily on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall's font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current software distribution business; however, revenues from the font software business continued through June 2004.

Since our business is that of Protocall only, the management of Protocall became the management of the Company and the former Protocall stockholders received a majority of the total common stock of the company in the reverse merger, the merger was accounted for as a recapitalization of Protocall and, the information in this Form 10-QSB is that of Protocall.

REVENUE MODEL

We employ two revenue models in our existing retailer agreements: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers.

Under the "bricks and mortar" revenue model, we license content, integrate, install and maintain SoftwareToGo site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within its stores as well as an appropriate location for the Order Fulfillment Station, and provides SoftwareToGo system promotion. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

For online and catalog retailers, the business model is somewhat different. For these retailers, a high-capacity SoftwareToGo Order Fulfillment Station is used without the need for a Product Preview Station. The System can be installed either at our facilities or at the customer's shipping center. If the System is installed at our facility, the System is operated by us and our employees ship the products. Under this model, we expect much higher capacity utilization for the Order Fulfillment Station and, consequently, a much faster payback on deployed capital.

We secure the right to replicate titles through licensing agreements with software publishers, paying a licensing fee to each publisher per product vended. In instances where a consumer returns SoftwareToGo-produced products, the publisher license fee is credited to us.

We expect to be able to improve our licensing terms as the number of installed SoftwareToGo sites increase. Because our agreements with publishers provides for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay Protocall for the software produced by the SoftwareToGo system, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not prepay or guarantee any minimum license fees to publishers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to our product returns, bad debts, inventories, intangible assets, long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

The Company recognizes revenue from retailers' sales of product through the Company's software delivery system and through catalogues, upon delivery to the retail customer or consumer.

Revenue from the license or sale of software products and font reference guide books from our discontinued business is recognized when the products are delivered or shipped to the customer, provided that there is persuasive evidence that an arrangement exists, that the selling price is fixed and determinable and collection of the resulting receivable is reasonably assured.

SOFTWARE DEVELOPMENT COSTS

Costs associated with the development and enhancement of proprietary software for sale is expensed as incurred. The costs incurred between the time when our products reached technological feasibility and when they are available for general release to the public are insignificant, and therefore were not capitalized.

RESEARCH AND DEVELOPMENT

We expense research and development costs as incurred.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we" and "us", means Protocall Technologies Incorporated unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S OTHER FILINGS UNDER THE SECURITIES ACT OF 1934.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003.

NET LOSS FROM CONTINUING OPERATIONS. Since 1998, the Company has focused substantially all of its time and resources on its SoftwareToGo(R) product line. The Company had a net loss from continuing operations of $5,269,424 and $3,092,346 for the nine months ended September 30, 2004 and 2003, respectively. During these periods we have expended cash for operations which was financed through various equity and debt offerings. The increased losses have been funded by the proceeds of the July 22, 2004 private placement, which we anticipate will enable us to continue product development, build our administrative organization and promote the sales and marketing of the SoftwareToGo(R) system by expanding direct sales and other marketing activities through at least the second quarter of 2005.

NET INCOME FROM DISCONTINUED OPERATIONS. With the completion of the development and the beginning of the commercialization of the SoftwareToGo(R) product line, effective June 30, 2004, the Company discontinued the operations of its wholly owned subsidiary Precision Type, Inc. Accordingly, Precision's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheet at September 30, 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for all periods reported.

Precision Type had net income of $5,807 and $77,809 for the nine months ended September 30, 2004 and 2003 respectively.

NET SALES. We had $121,874 of net sales for the nine months ended September
30, 2004 as compared to $9,166 for the nine months ended September 30, 2003. This increase in net revenue is due to the Company's arrangements with a "brick and mortar" retailer and a web retailer during the current nine-month period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense decreased by $160,636, or 58%, to $115,445 from $276,081, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and is expected to increase as we employ new technical personnel and consultants in the development of our SoftwareToGo(R) technology, purchase materials and components for development and expand our facilities. Cash proceeds from the private placement in July 2004 provided the funding for these anticipated increased activities, which had been limited during the first nine months of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased by $1,859,836, or 119%, to $3,420,287 from $1,560,451 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The level of SG&A expenses increased in 2004 as we added administrative, marketing and sales personnel which increased payroll related expenses by $709,684 or 87% for the same nine month period in 2004 over 2003. Other significant components of the increase in the nine months ended September 30, 2004 as compared to September 30, 2003 were marketing expenses, consulting fees and equipment rental expenses, which increased by $216,135, $283,033 and $284,631 respectively.

INTEREST AND FINANCE CHARGES. Interest and finance expense increased by $861,457, or 68%, to $2,129,645 from $1,268,188 for the nine months ended
September 30, 2004 as compared to the nine months ended September 30, 2003. This increase is primarily attributable to the additional $2,601,000 of debt with warrants financing completed between January and June 2004 and the Company's expensing of $1,093,116 of unamortized debt discount at July 22, 2004 upon conversion of the related debt to equity. Accordingly, we anticipate a significant decrease in future interest expense and financing costs in future periods.

OTHER INCOME. We had $361,942 of other income for the nine months ended September 30, 2004, an increase of $349,342 from $12,600 in the same nine month period a year ago. This increase is almost totally due to $344,654 of forgiveness of indebtedness on certain liabilities negotiated with vendors during the nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003.

NET LOSS FROM CONTINUING OPERATIONS. The Company had a net loss from continuing operations of $2,099,706 and $1,016,449 for the three months ended September 30, 2004 and 2003, respectively. During these periods we have expended cash for operations which was financed through various debt and equity offerings. The increased loss has been funded by the proceeds of the July 22, 2004 private placement, which we anticipate will enable us to continue product development, build our administrative organization and promote the sales and marketing of the SoftwareToGo(R) system by expanding direct sales and other marketing activities through at least the second quarter of 2005.

NET INCOME FROM DISCONTINUED OPERATIONS. With the completion of the development and the beginning of the commercialization of the SoftwareToGo(R) product line, effective June 30, 2004, the Company discontinued the operations of its wholly owned subsidiary Precision Type, Inc. Accordingly, Precision's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheet at September 30, 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the nine month periods ended September 30, 2004 and 2003. Precision type had net income of $0 and $30,190 for the three months ended September 30, 2004 and 2003 respectively.

NET SALES. We had $70,783 of net sales for the three months ended September 30, 2004 as compared to $2,654 for the three months ended September 30, 2003. The increase in revenue is due to the Company's arrangements with a "brick and mortar" retailer and a web retailer during the current three-month period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense decreased by $64,864, or 62% to $40,282 from $105,146, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and is expected to increase as we employ new technical personnel and consultants in the development of our SoftwareToGo(R) technology, purchase materials and components for development and expand our facilities. Cash proceeds from the private placement in July 2004 provided the funding for these anticipated increased activities, which were had been limited during the first nine months of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased by $877,412, or 174%, to $1,382,028 from $504,616 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The level of SG&A expenses increased in 2004 as we added administrative, marketing and sales personnel which increased payroll related expenses by $247,660 or 95% for the same three month period in 2004 over 2003. Other significant components of the increase in the three months ended September 30, 2004 as compared to September 30, 2003 were marketing expenses, consulting fees and equipment rental expenses which increased by $117,857, $171,477 and $48,878, respectively.

Effective as of July 22, 2004, the effective date of the Reverse Merger, we became a publicly traded company. Consequently, legal and accounting costs have increased, as have the administrative costs of enhancing the company's systems and procedures and accounting controls to comply with rules and regulations of the Securities and Exchange Commission, including the Sarbanes-Oxley Act. Accordingly, professional fees incurred during the three months ended September 30, 2004 increased by $53,309 to $191,720, or 39%, as compared to $138,411 in the three months ended September 30, 2003.

INTEREST AND FINANCE CHARGES. Interest and finance expense increased by $337,214, or 82%, to $748,224 from $411,010 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase is principally due to the July 22, 2004 expensing of $1,093,116 of unamoritzed debt discount upon conversion of the related debt to equity. Accordingly, we anticipate a significant decrease in future interest expense and financing costs.

OTHER INCOME. The Company recorded $47,338 of other income for the three months ended September 30, 2004, an increase of $43,138 from $4,200 in the same three-month period a year ago. This increase is mostly due to forgiveness of indebtedness on trade payables.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. (Public Company Accounting Oversight Board, the "PCAOB"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements as filed in its Form 8-K/A filed with the Securities and Exchange Commission on September 20, 2004. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

On May 4, 2004, the Company issued a private placement memorandum offering up to $10,000,000 in shares of its common stock at $1.25 per share (the "Offering"). Warrants to purchase shares at $1.50 per share were also offered to a limited number of lead investors as defined in the Offering.

On July 22, 2004, concurrently with the closing of approximately $7,250,000 (before related fees of approximately $900,000 and including $1,825,000 of 2004 bridge notes) of this Offering, Quality Exchange, Inc. ("QEI"), a publicly-traded Nevada corporation, acquired the business of the Company in a reverse merger transaction and, with the proceeds of the Offering, is continuing the existing operations of the Company as a publicly traded company. QEI has issued 16,821,974 shares of its common stock to the former security holders of the Company, representing 66.6% of the outstanding QEI common stock following the Reverse Merger and giving effect to the shares issued in the private placement and to the conversion of indebtedness described herein in exchange for 100% of the outstanding capital stock of the Company. Debt conversions, which were all effected at $1.25 per share, included (i) $2,601,000 of debt incurred in 2004 and (ii) $6,577,744 of prior debt, $180,219 of accrued interest thereon and approximately $1,000,000 of accounts payable and accrued expenses. In addition 17,647,377 of the Company's warrants were exchanged for 3,384,793 shares of QEI common stock. In order to facilitate the Reverse Merger, the Company's major shareholder forgave $1,099,915 of accrued interest on notes held by him, which notes were included in the aforementioned prior debt. As part of the Reverse Merger, warrants to purchase 1,774,219 shares of the Company's common stock and stock options to purchase approximately 2,951,922 shares of the Company's common stock were converted into QEI warrants and options.

As a result of the July 2004 consummation of the Reverse Merger and private placements, at September 30, 2004 our working capital amounted to $1,689,398 as compared with a working capital deficit of $10,572,781 at December 31, 2003. The Company has a deficit accumulated in the amount of $31,287,439. The accumulated losses resulted principally from costs incurred in developing its business plan, acquiring publisher licenses for its technology, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities. The Company received gross proceeds approximating $7.25 million, on July 22, 2004 in a private placement of its common stock including $1,825,000 of 2004 bridge notes. As of September 30, 2004, the Company had cash balances of $3,389,796 and. Management estimates that it will require additional cash resources, in its quarter ending June 30, 2005, based upon its current operating plan and condition. Accordingly, if the Company fails to develop adequate revenues from sales to generate adequate funding to support its operating expenses or fails to obtain additional financing through a capital transaction or other type of financing, the Company will be required to substantially reduce its operating expenses. The Company is currently having discussions with investment banking firms to seek additional funding for the Company. The Company has no commitments for additional funding. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Until such time as we can rely on revenues generated from operations, we will continue to seek additional sources of financing including both public and private offerings. Management believes that we have enough cash to continue as a going concern until May 2004. There can be no guarantees that we will be successful in obtaining additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

On September 30, 2003, a stockholder/director opened a letter of credit on behalf of the Company in the amount of $300,000, as required by an agreement with a publisher to guarantee the payment of any license fees due the publisher. As compensation, the Company issued 150,000 warrants exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrants was $77,321, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.63% and dividend yield ratio of 0%. The warrants were originally scheduled to expire on September 30, 2010 but were converted into approximately 27,413 shares of common stock as part of the Reverse Merger on July 22, 2004. The fair value of the warrants has been recorded as deferred finance costs and is being amortized over the term of the letter of credit.

On October 14, 2003, the same stockholder/director opened a letter of credit on behalf of the Company as required by the Company's equipment lease agreement in the amount of $1,040,000. As compensation, the Company issued 520,000 warrants exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrants was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrants were originally scheduled to expire on October 14, 2010 but were converted into approximately 95,047 shares of common stock as part of the Reverse Merger on July 22, 2004. The fair value of the warrants has been recorded as deferred lease costs and is being amortized over the term of the lease obligation.

The Company is contingently liable for the amounts of these letters of credit in the event the stockholder/director is obligated to make payments there under as a result of the Company not complying with the terms of the loan or lease agreements.

RELATED PARTY TRANSACTIONS

As of September 30, 2004 and 2003, we had accrued salaries of $602,346 and $804,334, respectively, notes payable to employees, including our officers. As part of the July 22, 2004 Reverse Merger, two of our officers each converted $100,000 of their accrued salary into shares of common stock at a rate of $1.25 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business is currently principally in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. We do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although if the geographical scope of our business broadens, we may do so in the future.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income that we may earn on our invested cash. Because we currently do not have any variable rate debt, there is no risk associated with fluctuating interest expense. We do not plan to use any derivative financial instruments. We plan to help ensure the safety and preservation of invested principal funds by limiting default risks, market risk and investment risk. We plan to mitigate our default risk by investing generally in low-risk securities.

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 4, 2004, the Company issued a private placement memorandum offering up to $10,000,000 in shares of its common stock at $1.25 per share (the "Offering"). Warrants to purchase shares at $1.50 per share were also offered to a limited number of lead investors as defined in the Offering.

On July 22, 2004, concurrently with the closing of approximately $7,250,000 (before related fees of approximately $900,000 and including $1,825,000 of 2004 bridge notes) of this Offering, Quality Exchange, Inc. ("QEI"), a publicly-traded Nevada corporation, acquired the business of the Company in a reverse merger transaction and, with the proceeds of the Offering, is continuing the existing operations of the Company as a publicly traded company (the "Reverse Merger"). QEI has issued 16,821,974 shares of its common stock to the former security holders of the Company, representing 66.0% of the outstanding QEI common stock following the Reverse Merger and giving effect to the shares issued in the private placement and to the conversion of indebtedness described herein in exchange for 100% of the outstanding capital stock of the Company. Debt conversions, which were all effected at $1.25 per share, included (i) $2,601,000 of debt incurred in 2004 (see Note 5) and (ii) $6,577,744 of prior debt, $180,219 of accrued interest thereon and approximately $1,000,000 of accounts payable and accrued expenses. In addition 17,647,377 of the Company's warrants were exchanged for 3,384,793 shares of QEI common stock. In order to facilitate the Reverse Merger, the Company's major shareholder forgave $1,099,915 of accrued interest on notes held by him, which notes were included in the aforementioned prior debt. As part of the Reverse Merger, warrants to purchase 1,774,219 shares of the Company's common stock and stock options to purchase approximately 2,951,922 shares of the Company's common stock were converted into QEI warrants and options.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number    Description

31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer Required by Exchange Act 13a-14(b).


REPORTS ON FORM 8-K


1. Current Report on Form 8-K dated July 22, 2004, filed with the SEC on July 26, 2004.

2. Current Report on Form 8-K dated July 22, 2004, filed with the SEC on July 29, 2004 (amendment filed with the SEC on August 11, 2004).

3. Current Report on Form 8-K dated July 22, 2004, filed with the SEC on August 6, 2004 (amendments filed with the SEC on September 20, 2004 and October 21, 2004)

                                          SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROTOCALL TECHNOLOGIES INCORPORATED


                                          By: /s/ Bruce Newman
                                             -----------------------------------
                                             Bruce Newman, President, CEO, and
                                             Director
                                             (Principal Executive Officer)

                                             Date:  November 24, 2004


                                          By: /s/ Don Hoffmann
                                             -----------------------------------
                                             Don Hoffmann, Vice President and
                                             Chief Operating Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                                             Date:  November 24, 2004