Form 10KSB
period 2004-12-31
PROTOCALL TECHNOLOGIES INC
filed 2005-04-13
CIK 1171180

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004     COMMISSION FILE NUMBER:  0-51111

                                 _______________

                       PROTOCALL TECHNOLOGIES INCORPORATED

                 (Name of small business issuer in its charter)

               NEVADA                                     11-3386214
-----------------------------------                  ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


            47 MALL DRIVE
          COMMACK, NEW YORK                               11725-5717
-----------------------------------                  ----------------------
        (Address of principal                             (Zip Code)
         executive offices)
                                 _______________

         Issuer's telephone number, including area code: (631) 543-3655

       Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                                 _______________

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 2004 were $206,005.

         The aggregate market value of the Common Stock held by non-affiliates of the issuer was $16,438,827 as of March 29, 2005.

         The number of shares outstanding of the issuer's Common Stock as of March 29, 2005 was 25,383,710 shares.

                       __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III will be incorporated by reference from portions of a definitive Proxy Statement, which is expected to be filed by the issuer within 120 days after the close of its fiscal year.
================================================================================

                       PROTOCALL TECHNOLOGIES INCORPORATED

                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.........................................................................2
     Item 1.      Description of Business......................................2
     Item 2.      Description of Property.....................................10
     Item 3.      Legal Proceedings...........................................10
     Item 4.      Submission of Matters to a Vote of Security Holders.........10

PART II.......................................................................10
     Item 5.      Market for Common Equity, Related Stockholder Matters
                  and Small  Business  Issuer Purchases of Equity
                  Securities..................................................10
     Item 6.      Management's Discussion and Analysis or Plan of
                  Operation...................................................17
     Item 7.      Financial Statements........................................23
     Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................23
     Item 8A.     Controls and Procedures.....................................23

PART III......................................................................25
     Item 9, 10, 11 and 12....................................................25
     Item 13.     Exhibits and Reports on Form 8-K............................25
     Item 14.     Principal Accountant Fees and Services......................26

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

OUR BUSINESS

         Protocall Technologies Incorporated is engaged in the development and commercialization of a proprietary system that enables retailers to produce fully packaged software, music, audio books and movie digital media products, on demand, at their stores and at their website fulfillment centers. Our system is an electronic display, storage and CD/DVD production system, similar in size to an ATM cash machine. Each retailer installation of our system is comprised of at least one Product Preview Station, for product merchandising and customer order placement (for walk-in stores), and one Order Fulfillment Station where CD and DVD products are produced and packaged.

         Unlike conventional distribution and retailing, our system operates on a platform of virtual inventory, where each product remains in encrypted form on the Order Fulfillment Station until it is burned onto a compact disk (CD), or digital video disk (DVD), thereby reducing or potentially eliminating the need for physical stock at the retail or website location. We believe that our system has the capability to streamline purchases and upgrade offerings of digital media products at traditional sales outlets and will allow these products to be sold in new venues with minimal capital outlays and dedicated floor space. Based on statistics compiled from The NPD Group, an independent market research firm, we estimate that U.S. retail software sales alone totaled approximately $5.7 billion in 2004, with unit sales exceeding 100 million. We expect our revenues to increase as our system gains acceptance among retailers, cataloguers and online distributors. We believe that there are formidable challenges to potential competitors in terms of time and resources that would be required to duplicate our five years of systems development, licensing agreements with content providers, field testing and resolution of content provider security concerns.

         Following five years of system development and three rounds of field testing, we commenced commercial rollout of our system in December 2003 at 25 CompUSA retail stores in the Dallas, San Francisco and Seattle markets. Based on our discussions with CompUSA, we anticipate additional installations at a portion or at all of CompUSA's 225 U.S. store locations. In August 2004, TigerDirect, a leading online direct marketer and subsidiary of Systemax, Inc., commenced its utilization of our system to fulfill a portion of its online software sales. Our management team believes that in addition to generating sales from these traditional pre-existing channels, our system can also be installed in other types of locations that have not historically sold digital media products due to inventory cost and space constraints.

         Our system is currently utilized for delivery of software products under the product name "SoftwareToGo(R);" however, we are vigorously pursuing an expansion of available products to include music, audio books, console video games and movies. We believe our technology is readily adaptable to other digital products without additional significant investment.

         Our system offers advantages over current physical distribution methods throughout the value chain from content publisher, to retailer and online distributors, to consumer. By offering meaningful value to each constituency along the chain, we believe that our system will be accepted in the general marketplace. By modernizing the distribution of digital media products, we believe our system enhances the availability of these products to consumers. From a content publisher's perspective, our system accelerates the time to market for new titles, speeds implementation of publisher upgrades (e.g., software patches and revisions), increases exposure for niche content publishers and titles, enhances security to protect against piracy, extends product life cycles and expands the number and variety of outlets selling its content.

         We have spent five years negotiating licensing agreements with more than 229 software publishers to distribute select titles through the SoftwareToGo system. Among our publishers are Activision, Atari, Symantec, and Vivendi Universal. We have more than 229 licensing agreements currently covering approximately 1,129 software titles.

         From a retailer's perspective, the SoftwareToGo system can reduce or potentially eliminate the need for inventory, minimize floor space allocated to physical inventory, reduce shipping and inventory tracking, prevent shrinkage and out-of-stock situations, offer better insights into product features (thus reducing potential returns), expand the number of software titles available for sale, and improve operating margins. Being able to deliver software on demand to many retail locations can potentially position us to capture market share and to increase the overall size of the market. For consumers, our system can allow software to be purchased anywhere the SoftwareToGo system is located, provide a broader selection of titles, ensure consistent in-stock availability for current offerings, and offer product previews so consumers have more information with which to make a purchase decision.

         We license software products directly from their publishers and then distribute the software to retailers through the SoftwareToGo system, with the retailer determining final consumer pricing. License fees paid to the publishers are proportional to the retail price of the software. In our relationship with software publishers, we act as a software wholesaler.

CORPORATE HISTORY AND JULY 2004 TRANSACTIONS

         Protocall Technologies Incorporated was formed in December 1992. In 1998, we began focusing on the development and commercialization of the SoftwareToGo system. Until 1998, Protocall was primarily focused on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall's font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current software distribution business; however, revenues from the font software business continued through June 2004.

         On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. We discontinued these activities simultaneously with the merger by the sale of that business to Quality Exchange's principal shareholder. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange which then changed its name to Protocall Technologies Incorporated. For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K dated July 22, 2004 and filed with the SEC on August 6, 2004.

         Since our business is that of Protocall only, and the former Protocall stockholders control the merged companies, the information in this annual report is that of Protocall as if Protocall had been the registrant for all of the periods presented in this annual report. The section "Management's Discussion and Analysis or Plan of Operation" and the audited consolidated financial statements presented in this annual report are those of Protocall, as these provide the most relevant information about us on a continuing basis.

         Our principal executive offices are located at 47 Mall Drive, Commack, New York 11725-5717, and our telephone number is (631) 543-3655. Our website is located at www.protocall.com. Information on our website is not part of this annual report.

INTRODUCTION TO TECHNOLOGY

         Each walk-in store installation of SoftwareToGo is comprised of one or more Product Preview Stations to merchandise software and an Order Fulfillment Station to produce orders. In the case of installations at internet/catalog retailers, the Product Preview Stations are usually not required. Collectively, these stations are controlled from our digital rights management servers via a virtual private network.

         Retailers can also elect to produce products from the system in quantities in advance of consumer sale, thereby eliminating any change for consumers in how they shop for software.

         PRODUCT PREVIEW STATION (PPS)

         To help consumers at retail stores quickly find the product they want, the system's touch-screen Product Preview Station provides intuitive drill-down menus as well as key word and product sorting search options. Product descriptions include screen shots, video/audio demonstrations, text descriptions, independent product reviews and technical specifications that, together, provide a more rapid and complete understanding of the product than could be obtained from a printed box. Retailers can add additional Product Preview Stations to meet their customer traffic requirements. The PPS is designed to provide a maximum amount of information, including the retail price, in a minimum amount of time.

         Once a consumer chooses a software title, the Product Preview Station prints a bar-coded order ticket that is used to pay for the selected product at the store's cashier or customer service area. After payment is made, authorized store personnel produce the selected product using the SoftwareToGo Order Fulfillment Station.

         ORDER FULFILLMENT STATION (OFS)

         The Order Fulfillment Station, which is used to produce software CDs and associated packaging, is located at the retailer's store or website fulfillment center. To initiate an order from the OFS, store personnel enter a user-specific password and the product order number that appears on the consumer's order-ticket. The OFS then automatically connects to our Digital Rights Management Server via a private network connection to register the order and retrieve an order authorization.

         The system uses the authorization to release the selected software product onto a CD and then prints the publisher's title-specific graphics and information onto the surface of the disk. Simultaneously, the system prints a title-specific four-color package cover and separate "getting started" installation sheet. As with many software products sold today, product manuals are provided in digital form on the CD and are supplemented by publisher-sponsored online help. The finished CD, package cover and "getting started" sheet are placed into a DVD-style CD case and the case is sealed to complete the order.

         For most software titles, the entire process takes several minutes, depending on the content size of the software being produced. Consumption of supplies (CD, case, packaging and labeling) is tracked electronically and automatically replenished based on system usage. The system uses the latest CD writer technology and can be scaled to incorporate and handle larger volume / multi-CD orders by integrating up to four CD writers that process orders simultaneously. A standard two-CD writer system can produce an average of 34 single CD orders per hour. Products can be made in advance of anticipated sales for display on retail shelves, or they can be produced on-demand as single-item orders.

         RESEARCH AND PRODUCT DEVELOPMENT

         We have conducted research and product development of electronic software distribution systems since 1998. Research and product development expenditures were approximately $153,123 and $560,912 in the years ended December 31, 2004 and 2003, respectively.

EQUIPMENT PRODUCTION, INSTALLATION AND SUPPORT

         As more fully described below, we outsource the component purchasing, warehousing, testing and on-site unit assembly to third parties. Unit cost for each installation can range from $10,000 to $40,000, depending on system requirements and configuration, though this cost is expected to decline somewhat over time, assuming the continuing decline in computer hardware prices, of which there can be no assurance. The SoftwareToGo system consists of personal computers, data storage equipment and CD replication equipment, all of which are generally available in the market from numerous suppliers.

         ASSEMBLY AND INSTALLATION

         To facilitate the deployment, in December 2003, at 25 CompUSA stores, we retained an outside consulting firm to assist in overseeing the procurement of components, integration and on-site installation. We intend to use third party resources if and when we have additional deployments. We believe there are numerous companies that can provide this service.

         We have also selected a national enterprise solutions and service provider, GA Services, to perform on-site SoftwareToGo unit installation services to our customers, as well as on-site maintenance and break-fix services. We pay this firm on the basis of each on-site visit. We paid $57,422 to GA Services in 2004.

         TECHNICAL SUPPORT AND UNIT MAINTENANCE

         We maintain a call-in technical support team at our headquarters, available during all store hours (9:00 a.m. EST to 9:00 p.m. PST), seven days a week. Based on feedback from our retailer customers, we believe that we have established a reputation for excellent technical support by making it one of our top priorities. Our experience is that most problems are easily resolved through telephone and online support. However, if a customer requires on-site service and/or replacement of computer components or equipment, we contact our enterprise solutions and service provider to perform these services. Currently, technical support is furnished without additional charge to customers.

COMPETITIVE POSITION

         SOFTWARETOGO VS. TRADITIONAL SOFTWARE DISTRIBUTION

         SoftwareToGo offers advantages over current software distribution methods throughout the value chain from publisher through retailer to the consumer. By offering value to each constituency along the chain, we believe SoftwareToGo will be generally accepted in the marketplace. The relative advantages to each group are discussed below.

         SOFTWARE PUBLISHER PERSPECTIVE - SoftwareToGo provides benefits for publishers, including:

              o Reduction in production costs - By avoiding printing, packaging, shipping and inventory costs in advance of anticipated needs, publishers who use SoftwareToGo can potentially expect margins equal to or greater than with conventional distribution.

              o  Increases distribution exposure for niche publishers and titles
         - Software from smaller publishers and even niche products from larger publishers are not always carried in retail stores. SoftwareToGo makes it practical for stores to carry these titles.

              o Increased security - SoftwareToGo offers the ability to produce individual serial numbers, digital security certificates and other measures for each copy of software produced. These security features can be placed on the packaging, the software CD and even digitally encoded and embedded in the software.

              o Addresses consumer concerns about the availability of software for alternative computing platforms (e.g., Apple Computer and Linux) - Promoters of alternative platforms often encounter consumer resistance based on software availability. SoftwareToGo addresses these concerns and thus improves their competitive position.

              o Extends product life cycles - As sales of software decline normally over the product life cycle, it eventually becomes uneconomical for publishers to produce and distribute titles by traditional means. SoftwareToGo improves the economics of software publishing by capturing incremental cash flows from software with fully sunk development costs.

              o Speeds time to market - Producing and distributing stock for a myriad of retailer outlets in preparation for product launches is a daunting task, from both logistical and financial perspectives. Using SoftwareToGo, publishers can be ready for their commercial launches within days of completion of the software master. Faster launches reduce working capital needs and speed the monetization of the investment that publishers have made in their products.

         CONSUMER PERSPECTIVE - Compared to current distribution techniques, consumers enjoy a number of benefits with no increase in cost:

              o Improved selection - By offering a virtual inventory of software, SoftwareToGo helps consumers get the exact software they are looking for in a single store visit. Consumers never miss out on hot titles that might otherwise be out of stock.

              o Latest software versions - The networked architecture of the SoftwareToGo system enables us to remotely update software in individual stores as updates become available from publishers.

         RETAILER PERSPECTIVE - The SoftwareToGo distribution model offers retailers many advantages compared to current distribution methods:

              o Larger selection of titles - The SoftwareToGo system currently has approximately 1,129 titles from more than 229 publishers. We regularly discuss increasing these numbers with publishers. In comparison, we estimate that, based on discussions with our retail customers and other large retailers, with which we keep in contact, most retailers carry software stock of between 100 and 500 titles. Expanded offerings enable retailers to capture incremental sales that would otherwise be lost to competitors - all while improving the customer experience.

              o Minimal Footprint - The SoftwareToGo systems occupy approximately 10 square feet. This enables retailers that stock software to greatly increase their product offerings without increasing outlays for floor space.

              o Eliminates stocking risk - Because SoftwareToGo can be used to restock products in the event of strong sales and supply disruptions, retailers can eliminate the risk of lost sales. In addition, by eliminating out-of-stock conditions, retailers can operate with leaner inventories and reduced floor space, while minimizing costs associated with personnel handling typical inventory. Finally, because products on the SoftwareToGo system can be remotely updated to the latest version, retailers avoid the expense of product recalls and obsolete product returns.

              o Expands addressable base of retailers by allowing retailers with limited floor and shelf space to increase their software product selection. Many computer retailers have unexploited synergies with software.

              o Potentially eliminates shrinkage - By producing software only as it is sold, retailers effectively eliminate the risk of customer and employee theft. With many software titles priced over $100, this can measurably improve margins at the store level.

         Many of these advantages also apply to catalog and online-based software mail-order retailers. We believe our pricing maintains or slightly improves the margins presently enjoyed by retailers.

         ALTERNATIVE SOFTWARE DISTRIBUTION

         Aside from traditional software distribution methods, our competition falls into two general categories: direct competition from companies offering similar solutions and potential competition from other industry players. Both categories include companies that are larger and more established than we are and that have access to greater resources.

         Direct competition may come from Tribeka Ltd., a company based in the United Kingdom. Tribeka has developed an electronic software delivery system that is similar in architecture and functionality to SoftwareToGo. The system is operational in England under the name Softwide at a number of Tribeka-owned retail-site locations in Europe. It is also believed that Tribeka is planning to deploy its system in the United States, but we are not aware of the timing of any such development.

         Potential competition comes from several independent companies that produce music delivery systems that are similar in functionality to our system. These companies could conceivably re-engineer their systems to deliver software; however, they would still face numerous issues related to establishing publisher and retailer agreements in the software industry. In particular, potential entrants would face substantial development expense and delay stemming from their need to duplicate our elaborate end-to-end security capabilities without potentially infringing on aspects of our patented technology.

         Potential competition also exists with application service providers, known as ASPs. These companies enable businesses and consumers to use software that is installed on remote servers, thereby eliminating the need to purchase physical products. While the ASP market is expected to grow, we believe most consumers and businesses have been reluctant to outsource software and information requirements.

         Software downloading is another source of competition. While this represents a growing source of competition, we believe that, based on discussions with software publishers, downloading will only represent 5% to 20% of their overall business in the long-term. This is because downloading is a major facilitator of software piracy, which is one of the primary reasons why many major publishers are reluctant to distribute their products via electronic download. In additional to security concerns, downloading is only practical for products that are small in size. For example, for a consumer purchasing a typical 350 megabyte product today, downloading via the internet is a time consuming process that could take up to 45 minutes via a broadband connection and over 15 hours via a dial-up connection. Many software products are significantly larger than this, and historical trends point toward increasingly sophisticated, even larger software applications.

MARKET OPPORTUNITY AND COMPOSITION

         Hundreds of companies in the United States produce a broad selection of software titles for distribution to consumers. We estimate that there are as many as 20,000 individual software titles available in today's market. Most publishers have set up web sites to facilitate sales and to provide consumers with information about their products. However, the majority of sales still occur through traditional distribution and retail channels.

SOFTWARETOGO DEVELOPMENT AND COMMERCIALIZATION TIMELINE

         1998 -   Initial concept definition complete.
                  Protocall initiates design of the SoftwareToGo system. Protocall files for patent protection on portions of its SoftwareToGo architecture.

         1999 -   SoftwareToGo software and hardware development continues.

         2000 -   Protocall signs first software publisher license agreement.

         2001 -   Protocall conducts "alpha" testing of SoftwareToGo.
                  Protocall incorporates over 30 improvements from field testing into SoftwareToGo. 39 Publisher licensing agreements completed.

         2002 - Protocall conducts "beta" testing of SoftwareToGo in CompUSA stores.

                  Based on success of the Beta testing, Protocall signs deployment agreement with CompUSA. 100+ Publisher licensing agreements completed.

         2003 - Apple Computer endorses SoftwareToGo to its Apple Developer Connection members. (See http://developer.apple.com/ business/softwaretogo.html.) CompUSA deployment commences (25 stores). 200+ Publisher licensing agreements completed.

         2004 - 229+ Publisher agreements completed; more are under negotiation. Protocall signs deployment agreement with web retailer TigerDirect.com. TigerDirect deployment commences Discussions begin with other major web and in-store retailers.

         2005 -   Wireless communication within stores implemented.

ROLLOUT STRATEGY

         As an intermediary between software publishers and retailers, our rollout strategy has consisted of assembling a core group of publishers and successfully testing SoftwareToGo in the field. After achieving demonstrable success in these areas, we have moved to monetize our technology and relationships by deploying SoftwareToGo with both traditional and web-based software retailers. To date, two important retailer contracts have been secured, and we are continuing efforts to enlarge our retailer customer base.

         COMPLETED RETAILER CONTRACTS

         After successful field testing of the system at three CompUSA stores from April through July 2002, we signed our first electronic software distribution and site location agreement for the rollout of SoftwareToGo at several of CompUSA's 225 stores. Store installations began in December 2003, and SoftwareToGo has been deployed in 25 stores to date. As economics allow, deployment will proceed in additional CompUSA stores. The term of the CompUSA agreement extends through June 2008. The agreement provides that CompUSA will provide site locations in its stores meeting certain specifications, and that we will install, operate and maintain the SoftwareToGo system units in those sites. The agreement further provides that we will provide CompUSA with software titles through the system at competitive prices, and that CompUSA is entitled to determine the retail price at which the titles are sold to customers. CompUSA is one of the country's largest retailers of consumer software and is using SoftwareToGo to ensure in-stock availability for current shelf offerings, while expanding the breadth and selection of titles available at its stores.

         In March 2004, we signed an agreement to deploy SoftwareToGo with web-based retailer TigerDirect, Inc. TigerDirect is a subsidiary of Systemax Inc., a leading direct marketer of computers and computer-related products. Under the terms of our agreement with Systemax, we have begun to fulfill TigerDirect's order flow for software that is available via SoftwareToGo. The term of the TigerDirect agreement extends through March 2006, with the term automatically extended for successive one-year terms unless otherwise terminated. The agreement provides that we will provide TigerDirect with software titles through the system at competitive prices, and that TigerDirect is entitled to determine the retail price at which the titles are sold to customers. We are responsible for the payment of shipping costs for deliveries to customers.

         SOFTWARE PUBLISHER CONTRACTS

         We have signed agreements with more than 229 software publishers to distribute select titles through SoftwareToGo, including Activision, Atari, Symantec and Vivendi Universal, and are in the process of finalizing agreements with others. Our licensing agreements currently cover over 1,129 titles. Most publishers have signed our standard publisher license agreement. These agreements allow us to resell the publisher's products to one or more of our retail customers. The agreements set a price that we pay for each product licensed through our system. There are no minimum purchase requirements, and there are no limitations on the price we can resell their products to our customers. We pay the software publishers 45 days after month end with respect to sales during that month, which has allowed us to collect our accounts receivable prior to payment to the publishers. For a further description of the risks associated with maintaining our relationships with software publishers, see "Factors that May Affect the Future Results of our Business" in Item 5 below.

         ADDITIONAL CONTRACT OPPORTUNITIES

         We are in various stages of discussions with other major United States computer and software retailers to use the SoftwareToGo system, though we cannot be certain that any of these discussions will lead to definitive agreements. System testing with one of these retailers is expected to begin in mid-2005. The agreements with our two customers establish our fixed selling price for each product licensed through our system. There are no minimum purchase requirements. and there are no limitations on the price at which the retailer can license the product to the consumer.

         In our retailer agreements to date, we are obligated to install, maintain and provide technical support for the system. We are also required to provide the consumable items used in production of a final product. These consumables include; a CD-R disk, a DVD-style case, a printed cover sheet and a "getting started" instructional booklet. In future agreements, we expect that some or all of these costs may be borne by our customer, which will be offset by increased discounts on license fees paid by the customer to us.

         SoftwareToGo is potentially valuable in situations where inventory management is complicated by the need to offer language-specific titles. With SoftwareToGo, these titles could be produced on demand, avoiding the need to physically import and simultaneously pay duty on inventory with limited appeal outside of the specific country.

         Our marketing and distribution program involves a direct sales force, headed by Bruce Newman, our President and Chief Executive Officer, and Syd Dufton, our Vice President - Sales and Channel Marketing. We use our direct sales force to support our existing retailer contracts and to take advantage of direct sales opportunities.

REGULATION

         Our business activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses, and no such regulation is now anticipated.

PATENTS AND INTELLECTUAL PROPERTY

         We regard our SoftwareToGo system as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other intellectual property protection methods to safeguard our technology, processes and system.

         We have received two United States patents for various aspects of the SoftwareToGo system. One patent protects the SoftwareToGo system by covering the retrieval of encrypted software from secure storage. This patent extends coverage into the field software distribution to include a three-tier system having an end user, who can be selectively coupled to a remote vendor who is in turn connected to a remote server.

         The patent protects systems and methods where an end user, such as a retailer or consumer, may access software products from a CD-ROM or other storage device which is connected to the end user's station or computer. The end user's station is connected to a vendor station which requests decryption keys generated by a remote server. The software product is secured by an encryption technique that allows the retailer or consumer to access the software product upon receipt of the decryption key.

         The second patent further expands our intellectual property protection over the SoftwareToGo system and its use in the retail environment. The patent covers systems and methods of implementing a supply chain's return policy for digital products. Important proprietary aspects for managing digital products include:

              o verifying the origin of digital products to determine if it was produced from the supply chain, rendering the product unusable, and voiding the transaction for the product;

              o rendering digital products unusable based upon the physical nature of the product;

              o preventing the removal of returned digital products from physical storage until the origin of the product is verified or the product is rendered unusable;

              o examining the returned digital product's internal files or external indicia to ascertain the product's origin or return policy; and

              o using a record of the destruction which allows for a reversal of the entire transaction within the supply chain.

         Our intellectual property also includes the copyrighted source code for the SoftwareToGo Product Preview Station, Order Fulfillment Station, back-end digital rights management system, B2B software delivery system and Internet web delivery engine.

         We are the exclusive licensee for the use of the registered trademark SoftwareToGo(R). We intend to submit a trademark application for our Protocall logo. We also rely upon our efforts to design and implement improvements to our SoftwareToGo system to maintain a competitive position in the marketplace.

EMPLOYEES

         As of February 22, 2005, we had 26 employees, of whom 9 were in product development, engineering and help desk support, 3 in sales and marketing, and 14 in general, administrative and executive management. None of these employees is covered by a collective bargaining agreement and management considers relations with employees to be good.

ITEM 2.      DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located at 47 Mall Drive, Commack, New York 11725-5717, in approximately 10,000 square feet of space occupied under a lease with a monthly rental rate of $11,500 that expires in January 2006. We believe that this facility is adequate for our current business operations.

ITEM 3.      LEGAL PROCEEDINGS.

         We are not a party to any material litigation or threatened litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK INFORMATION

         As of February 22, 2005, there were 379 record holders of our common stock and there were 25,383,710 shares of our common stock outstanding.

         Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol PCLI.OB. We have applied for listing on the American Stock Exchange, but cannot be certain that we will receive approval.

         The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

                                                      High       Low
                                                      ----       ---
YEAR ENDED DECEMBER 31, 2003:

Second Quarter (April 22 to June 30)                  $.02      $.01
Third Quarter                                          .01       .01
Fourth Quarter                                         .01       .01

YEAR ENDED DECEMBER 31, 2004:

First Quarter                                         $.01      $.01
Second Quarter                                         .01       .01
Third Quarter (July 1 to July 22)                      .01       .01
Third Quarter (July 23 to September 30)               4.00      2.60
Fourth Quarter (October 1 to December 31)             4.45      2.50

YEAR ENDING DECEMBER 31, 2005:

First Quarter (through March 16)                     $3.75     $0.80

         The prices are adjusted to reflect a 4-for-1 stock split effective June 29, 2004 prior to the reverse merger. Third quarter 2004 market information is divided at July 22, 2004, the closing date of our reverse merger transaction. Our shares of common stock became eligible for quotation on the OTC Bulletin Board in April 2003, at which time it related only to Quality Exchange (under the symbol QEXI.OB). In July 2004, the symbol was changed to PCLI.OB. See Item 1, "Corporate History and July 2004 Transactions."

         These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

DIVIDEND POLICY

         We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our articles of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that we may deem relevant.

EQUITY COMPENSATION PLAN INFORMATION

         We assumed all of Protocall's obligations under the Protocall Technologies Incorporated 2000 Stock Incentive Plan. At the time of the merger, Protocall had outstanding stock options to purchase 2,951,922 shares of common stock, which outstanding options were assumed by action of our board of directors after the closing of the merger to become stock options to purchase shares of our common stock. Following the merger, our board voted to cease using the 2000 Stock Incentive Plan for future stock option grants, and adopted a new 2004 Stock Option Plan. Our board of directors then granted stock options to purchase a total of 1,027,750 shares, of our common stock, net of cancellations, under the 2004 Plan. See Note J of the notes to the accompanying consolidated financial statements for a detailed description of our option plans.

         The following table provides information regarding the status of our existing equity compensation plans at March 15, 2005:

                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                           NUMBER OF SHARES OF                                   FUTURE ISSUANCE UNDER
                                        COMMON STOCK TO BE ISSUED       WEIGHTED-AVERAGE       EQUITY COMPENSATION PLANS
                                             UPON EXERCISE OF          EXERCISE PRICE OF         (EXCLUDING SECURITIES
                                           OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     REFLECTED IN THE PREVIOUS
  PLAN CATEGORY                            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS              COLUMNS)
-------------------------------------  --------------------------    ---------------------    ----------------------------
  Equity compensation plans approved
    by security holders (1)                     2,951,922                    $1.74                        --
  Equity compensation plans not
    approved by security holders (2)            1,027,750                     1.25                     972,250
                                        ----------------------------------------------------------------------------------
  Total                                         3,979,672                    $1.61                     972,250
                                        ==================================================================================

____________________

(1) Represents Protocall's 2000 Stock Incentive Plan, which we assumed as part of the reverse merger in July 2004.
(2)      Represents Protocall's 2004 Stock Option Plan.




RECENT SALES OF UNREGISTERED SECURITIES

         On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K dated July 22, 2004 and filed with the SEC on August 6, 2004. We issued 16,733,074 shares of our common stock to the former security holders of Protocall in the reverse merger and 5,859,200 shares of our common stock to accredited investors in the private offering.

FACTORS THAT MAY AFFECT THE FUTURE RESULTS OF OUR BUSINESS

         SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

         WE ARE STILL IN AN EARLY STAGE OF DEVELOPMENT, AND WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND EXPECT LOSSES IN THE FUTURE, WHICH CAN HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR COMMON STOCK. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. Such risks include acceptance by software publishers, retailers and consumers in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2004 and 2003, we had net losses of $6,939,078 and $4,287,455, respectively. As of December 31, 2004, we had total stockholders' equity of $149,367. No assurance can be given that we will ever generate significant revenue or become profitable. This could have a detrimental effect on the long-term capital appreciation of our capital stock.

         UNTIL SUCH TIME AS WE CAN RELY ON REVENUES GENERATED FROM OPERATIONS, WE HAVE A NEED FOR SUBSEQUENT FUNDING; IF WE ARE NOT SUCCESSFUL IN OBTAINING SUCH FUNDING, WE WILL BE FORCED TO CURTAIL OR CEASE OUR ACTIVITIES. We estimate that we will require additional cash resources by the middle of the quarter ending June 30, 2005, based on our current operating plan. As of February 28, 2005, cash available to us was approximately $1,282,000. Our continued operations thereafter will depend upon the availability of cash flow, if any, from our operations or our ability to raise additional funds through equity or debt financing. There can be no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms favorable to or affordable by us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. The uncertainties regarding the availability of subsequent funding and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         WE ARE CURRENTLY DEPENDENT ON TWO RETAILERS AND, IF OUR CONTRACTS WITH THEM ARE CANCELLED OR DEPLOYMENTS ARE UNSUCCESSFUL, WE MAY NOT BE ABLE TO OFFSET ANY POTENTIAL LOSS OF THIS BUSINESS. Our only current agreements relating to the deployment of our SoftwareToGo system are with CompUSA and TigerDirect, and a significant portion of our efforts is focused on making these deployments successful. Although it is our goal to deploy our system with CompUSA throughout the United States, there can be no assurance that such a deployment will be achieved. Our dependence on the results of this deployment are significant and anything less than a successful system deployment in a majority of CompUSA's stores, as well as a successful deployment with TigerDirect, could have a material impact on us, possibly resulting in an inability to continue as a going concern.

         WE DEPEND ON CONTINUING RELATIONSHIPS WITH OUR SOFTWARE PUBLISHERS, AND IF WE LOSE THESE RELATIONSHIPS OUR PRODUCT OFFERINGS WOULD BE LIMITED AND LESS DESIRABLE TO CONSUMERS AND RETAILERS. We generate revenue as a just-in-time software distributor to retail stores and e-commerce retailers. If we cannot develop and maintain satisfactory relationships with software publishers on acceptable commercial terms, we will likely experience a decline in revenue. We also depend on these software publishers to create, support and provide updates for software products that consumers will purchase. If we are unable to license a sufficient number of titles from software publishers, or if the quality of titles provided by these software publishers does not reach a satisfactory level, we may not be able to generate adequate interest among retailers or consumers to utilize the system. Our contracts with our software publisher clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any software publishers that guarantee the availability of software products. Software publishers that currently supply software to us may not continue to do so and we may be unable to establish new relationships with software publishers to supplement or replace existing relationships. For example, in September 2004, Microsoft Corporation notified us that, effective November 1, 2004, it was discontinuing our license to sell its software titles due to inadequate sales levels at one of our retail customers.

         OUR PUBLISHER LICENSE ACQUISITION PROCESS IS LENGTHY, WHICH MAY CAUSE US TO INCUR SUBSTANTIAL EXPENSES AND EXPEND MANAGEMENT TIME WITHOUT GENERATING CORRESPONDING REVENUE, WHICH WOULD IMPAIR OUR CASH FLOW. We market our services directly to software publishers and retailers. These relationships are typically complex and take time to finalize. Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract. The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from one to twelve months for software publishers. If, at the end of a sales effort, a prospective publisher does not license its products to us, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue. As a result, our cash flow and our ability to fund expenditures incurred during the publisher license acquisition process may be impaired.

         SOFTWARE-ON-DEMAND TECHNOLOGY IS STILL EVOLVING AND UNPROVEN AND THE INDUSTRY MAY ULTIMATELY FAIL TO ACCEPT THIS TECHNOLOGY, RESULTING IN OUR PRODUCTS BECOMING NO LONGER IN DEMAND. Our success will depend in large part on the growth in consumer acceptance of software-on-demand technology as a method of distributing software products. Software-on-demand is a relatively new method of distributing software products to consumers, and unless it gains widespread market acceptance, we will be unable to achieve our business plan. Factors that will influence the market acceptance of the technology include:

     o   Continuing demand by consumers for software products;
     o Consumer behavior relating to product selection through touch-screen terminals for walk-in store deployments; and
     o Consumer acceptance of DVD-style packages, which are smaller than traditional software packages.

         Even if our technology achieves widespread acceptance, we may be unable to overcome the substantial existing and future technical challenges associated with on-site delivery of software reliably and consistently on a long-term basis. Our failure to do so would also impair our ability to execute our business plan.

         OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE THAT MAY MAKE OUR TECHNOLOGY AND SYSTEMS OBSOLETE OR CAUSE US TO INCUR SUBSTANTIAL COSTS TO ADAPT TO THESE CHANGES. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the SoftwareToGo system and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The electronic commerce industry is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of the SoftwareToGo system and other proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

         SYSTEM FAILURES COULD REDUCE THE ATTRACTIVENESS OF OUR SERVICE OFFERINGS; ANY PROLONGED INTERRUPTIONS IN OUR OPERATIONS COULD CAUSE CONSUMERS TO SEEK ALTERNATIVE PROVIDERS OF SOFTWARE. We provide electronic delivery of software and product marketing services to our clients and end-users through our proprietary technology and digital rights management systems. These systems also maintain an electronic inventory of products. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. While we have engaged an outside service company to perform regular service on the systems in the field, we have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause us to lose clients. In addition, frequent systems failures could harm our reputation.

         WE MAY BECOME LIABLE TO CLIENTS WHO ARE DISSATISFIED WITH THE SOFTWARETOGO SYSTEM, WHICH WOULD DIRECTLY IMPACT OUR PROSPECTS. We design, develop, implement and manage electronic commerce solutions that are crucial to the operation of our clients' businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse consumer reaction, and/or negative publicity which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. Moreover, the insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies (including premium increases) could adversely affect our operating results or financial condition.

         BECAUSE BRUCE NEWMAN POSSESSES SPECIALIZED KNOWLEDGE ABOUT OUR BUSINESS, WE WOULD BE ADVERSELY IMPACTED IF HE WAS TO BECOME UNAVAILABLE TO US WITHOUT A SUFFICIENT TRANSITION

PERIOD. We believe that our continued success will depend to a significant extent upon the efforts and abilities of Bruce Newman, our President and Chief Executive Officer. Mr. Newman, who founded Protocall, has knowledge regarding software-on-demand technology and business contacts that would be difficult to replace. If Mr. Newman was to become unavailable to us, our operations would be adversely affected. We do not currently carry key-man life insurance on the lives of any of our executive officers.

         OUR LIABILITY INSURANCE MAY NOT BE ADEQUATE IN A CATASTROPHIC SITUATION. Substantially all of our products are produced at our headquarters in Commack, New York or assembled in retailers' stores. We currently maintain property damage insurance covering our inventory, furniture and equipment in our corporate headquarters. We maintain liability insurance, products and completed operations liability insurance and an umbrella liability policy. We also maintain insurance coverage for liability claims resulting from the use of our equipment located in retail stores and for equipment in-transit to and from retail stores. We also purchase business interruption insurance for losses relating to our facilities. Nevertheless, material damage to, or the loss of, our facilities, equipment or system data files, due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to us. We are currently preparing a disaster recovery plan.

         OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD CAUSE AN EROSION OF OUR CURRENT COMPETITIVE STRENGTHS. We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and non-disclosure agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. See "Business -- Patents and Intellectual Property." These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

         The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights. Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources and may not be successful.

         Claims against us related to the software products that we deliver electronically and the products that we deliver physically could also require us to expend significant resources. Claims may be made against us for negligence, copyright or trademark infringement, product liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance that requires our customers to indemnify us against consumer claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and/or delay product deliveries, even if we are ultimately successful in the defense of these claims.

         SECURITY BREACHES COULD HINDER OUR ABILITY TO SECURELY TRANSMIT CONFIDENTIAL INFORMATION AND COULD HARM OUR CLIENTS. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Any compromise or elimination of our security could be costly to remedy, damage our reputation and expose us to liability, and dissuade existing and new clients from using our services. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as consumer credit card numbers. A party who circumvents our security measures could misappropriate proprietary information or interrupt our operations.

         We may be required to expend significant capital and other resources to protect against security breaches or address problems caused by breaches. Concerns over the security of the Internet and other online transactions and the privacy of users could deter people from using the Internet to conduct transactions that involve transmitting confidential information, thereby inhibiting the growth of our business. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches could lead to a loss of existing clients and deter potential clients away from our services.

         WE RELY TO A LARGE DEGREE ON THIRD PARTIES FOR THE MANUFACTURE AND MAINTENANCE OF THE SOFTWARETOGO SYSTEM, WHO COULD SUBJECT US TO DELAYS IN SATISFYING CUSTOMER NEEDS. We rely heavily upon third parties to perform such tasks as assembly and on-site maintenance of the SoftwareToGo system. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to perform effectively on our behalf. There can be no assurance that we will be successful in entering into agreements with all of these companies when necessary. In addition, once we enter into such manufacturing contracts, we face the possibility that such contracts will not be extended or replaced. We anticipate that we can obtain in a timely manner alternative third party services and that the failure to extend or replace existing contracts would not have a material adverse effect on us, although we can give no assurance in this regard.

         IMPLEMENTATION OF OUR SYSTEM REQUIRES CAPITAL, WHICH WE MAY NOT BE ABLE TO PROVIDE, WHICH COULD PRECLUDE US FROM ENTERING INTO OTHERWISE PROMISING AGREEMENTS. Utilizing our system in a retail environment requires a capital commitment for equipment and deployment costs, which we may not be able to provide. In agreements that call for users of our system to fund equipment and deployment costs themselves, we may be required to reduce our selling prices when compared to agreements in which we finance equipment and deployment costs. The retailer's financial risk/reward decision might prevent it from entering an agreement with us or it may demand price concessions to mitigate the financial risk, which may ultimately result in the agreement not being economically feasible for us to perform.

         SALES ARE HIGHLY DEPENDENT ON OBTAINING LICENSE RIGHTS, THE FAILURE OF WHICH WOULD RESULT IN INSUFFICIENT REVENUE TO PAY FOR SYSTEM EQUIPMENT AND DEPLOYMENT COSTS. Sales of software products through our system are highly dependent on the qualitative mix of titles that we are able to license from software publishers for inclusion on our system. Although we have executed licensing agreements with more than 229 software publishers covering approximately 1,129 titles, our current product offering is not adequate to achieve sufficient revenue for either a retailer or us to pay for system equipment and deployment costs. In order for us to be successful, we will need to improve the quality of software titles on our system.

         THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING MARKET. Shares of our common stock are quoted on the OTC Bulletin Board under the symbol PCLI.OB. We expect our shares to continue to be quoted in that market and not to be de-listed, as we have no intention to stop publicly reporting. We have applied for listing on the American Stock Exchange, but cannot be certain that we will receive approval. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of an investment in our shares. The trading volume of our common stock historically has been limited and sporadic. Our daily trading volume has averaged between 3,500 and 4,000 shares over the past three months. As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value, and the low trading volume may expose the price of our common stock to volatility. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock would likely decline.

         OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL WHEN DESIRED. The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a "penny stock" according to rules of the SEC. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase the stock or a lack of market makers to support the stock price.

         A SIGNIFICANT NUMBER OF OUR SHARES WILL BE ELIGIBLE FOR SALE AND THEIR SALE OR POTENTIAL SALE MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK. As shares of our common stock become available for resale in the public market pursuant to our pending registration of 24,346,710 shares of common stock and otherwise, the supply of our common stock will increase, which could decrease its price. We could also register further shares in connection with future financings. As of February 22, 2005, there were an additional 3,979,672 shares of our common stock issuable upon exercise of outstanding stock options and an additional 1,774,219 shares of our common stock issuable upon exercise of outstanding warrants. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. In connection with the merger, substantially all of the former holders of Protocall common stock entered into "lock-up agreements" with us that prohibit those stockholders from, directly or indirectly, offering, selling, pledging or otherwise transferring or disposing of any of the 14,551,268 shares of our common stock acquired by them as a result of the merger until October 22, 2005 (15 months after the closing of the merger).

         OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS. Our officers, directors and principal stockholders control 38.3% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 30.5%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         INVESTORS SHOULD NOT ANTICIPATE RECEIVING CASH DIVIDENDS ON OUR COMMON STOCK. We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

OVERVIEW

         On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company, which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. We discontinued these activities simultaneously with the merger by the sale of that business to Quality Exchange's principal shareholder. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange which then changed its name to Protocall Technologies Incorporated. For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K, dated July 22, 2004 and filed with the SEC on August 6, 2004.

         Protocall Technologies Incorporated was formed in New York in December 1992. Until 1998, Protocall was focused primarily on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall's font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current software distribution business; however, revenues from the font software business continued through June 2004.

         Since our business is that of Protocall only, the former officers of Protocall were appointed to the same positions in our company and the former Protocall stockholders received a majority of the total common stock of our company in the reverse merger, the merger was accounted for as a recapitalization of Protocall, and the information in this annual report is that of Protocall.

         Due to very limited revenues to date, management has not yet developed nor relied on any key performance indicators to assess our business.

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

         For online and catalog retailers, the business model differs somewhat. For these retailers, a high-capacity SoftwareToGo Order Fulfillment Station is used without the need for a Product Preview Station. The system can be installed either at our facilities or at the customer's shipping center. If the system is installed at our facility, the system is operated by us and our employees ship the products. Under this model, we expect much higher capacity utilization for the Order Fulfillment Station and, consequently, a much faster payback on deployed capital.

         We secure the right to replicate titles through licensing agreements with software publishers, paying a licensing fee to each publisher per product vended. In instances where a consumer returns SoftwareToGo-produced products, the publisher license fee is credited to us.

         We expect to be able to improve our licensing terms as the number of installed SoftwareToGo sites increase. Because our agreements with publishers provide for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay us for the software produced by the SoftwareToGo system, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not prepay or guarantee any minimum license fees to publishers. Our agreements provide for a fixed selling price for each product licensed through our system. We invoice our customers on a monthly basis, based on 30 day payment terms, for each unit sold during the prior month.

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

         The accounting policies that we follow are set forth in Note A to our consolidated financial statements as included herein. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

REVENUE RECOGNITION

         We recognize revenue from retailers' sales of product through our software delivery system and through catalogues, upon delivery to the retail customer or consumer.

         Revenue from the license or sale of software products and font reference guide books from our discontinued business was recognized when the products were delivered or shipped to the customer.

         Part of our marketing strategy to acquire new consumers includes retail promotions in which we pay retailers if they are successful in marketing software products on our system to consumers. These payments are recorded as a reduction in revenue in accordance with EITF No. 01-9. As a result of this accounting treatment, these payments, which totaled $10,975 in 2004, which we consider to be marketing costs, are not included in marketing expense, but instead, recorded as a reduction in revenue. Estimated customer rebates are reflected as a reduction in revenue in the period that the related sale is recorded. Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned, or earlier if any such returns are anticipated.

SEASONALITY

         We believe there will ultimately be a minor degree of seasonality in our business. We anticipate that the fourth quarter of each fiscal year (October to December) will show slightly higher revenues due to the holiday shopping season.


SOFTWARE DEVELOPMENT COSTS

         Costs associated with the development and enhancement of proprietary software incurred between the achievements of technological feasibility and availability for general release to the public were insignificant, and therefore not capitalized.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

         We expense research and product development costs as incurred.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         NET LOSS FROM CONTINUING OPERATIONS. We had net losses from continuing operations of $6,947,525 and $4,375,003 for the years ended December 31, 2004 and 2003, respectively. During these periods, operations were financed through various equity and debt financing transactions.

         NET INCOME FROM DISCONTINUED OPERATIONS. Due to the completion of the development and the beginning of the commercialization of the SoftwareToGo system, effective June 30, 2004, we discontinued the operations of our wholly-owned subsidiary Precision Type, Inc. Accordingly, Precision Type's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at December 31, 2004 and 2003 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated financial statements of operations and cash flows for all periods reported.

         Precision Type had net income of $8,447 and $87,548 for the years ended December 31, 2004 and 2003, respectively.

         NET SALES. Net sales for the year ended December 31, 2004 were $206,005 compared to $14,805 for the year ended December 31, 2003. This increase in net sales is due to our agreements with, and sales to, CompUSA and TigerDirect utilizing the latest version of our SoftwareToGo system, which was deployed in December 2003.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, or R&D, decreased by $407,789, or 72.7%, from $560,912 to $153,123, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease in R&D was primarily due to the completion and deployment of the latest version of our SoftwareToGo system during the fourth quarter of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2,754,390, or 134.6%, to $4,801,472 for the year ended December 31, 2004 from $2,047,082 for the year ended December 31, 2003.

         Total salaries increased $882,962, or 92.6%, to $1,836,706 in 2004 from $953,744 in 2003, due primarily to additional personnel. Depreciation and amortization expense increased $473,961 in 2004, or 198.7%, to $712,445 from $238,484 in 2003, due principally to the depreciation associated with fixed assets acquired in connection with the CompUSA deployment. Consulting expenses increased $361,388 in 2004, or 748.9%, to $409,642 from $48,254 in 2003, due to the use of outside consultants to assist in financing, marketing and accounting matters. Marketing expenses increased $278,440 in 2004, or 461.2%, to $338,812 from $60,372 in 2003, due to increased marketing of our SoftwareToGo system. Professional fees increased $283,648 in 2004, or 122.9%, to $514,410 from $230,762 in 2003, principally due to legal and accounting expenses related to public reporting requirements.

         INTEREST AND FINANCE CHARGES. Interest and finance expense combined increased by $569,810, or 33.0%, to $2,298,278 from $1,728,468 for the year ended December 31, 2004 compared to the year ended December 31, 2003.

         Interest expense decreased $13,845, or 1.7%, to $779,772 from $793,617, for 2004 as compared to 2003. The decrease in interest expense was primarily due to the conversion of over $8 million of debt into common stock during 2004, partially offset by an increase in debt during the first six months of 2004.

         Finance expense increased $583,655, or 62.4%, to $1,518,506 from $934,851 for 2004 as compared to 2003. This increase is primarily due to debt discount amortized in 2004 associated with an additional $2,601,000 of newly issued debt issued between January and June 2004 and the subsequent write-off of $554,009 of unamortized debt discount upon conversion of the related debt to equity in connection with the reverse merger.

         FORGIVENESS OF INDEBTEDNESS. We recorded $392,995 as income from forgiveness of indebtedness in 2004 as compared to $0 in 2003. This increase is primarily due to negotiated agreements with creditors in connection with the conversion of debt associated with the reverse merger in July 2004. These creditors, pursuant to written agreements, provided us discounts and accepted cash payments or our common stock upon the closing of our reverse merger.

         OTHER INCOME. Other income increased $36,292, to $53,539 in 2004, or 210.4%, from $17,247 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the July 2004 closing of the reverse merger and private offering, at December 31, 2004, our working capital amounted to $77,385 as compared with a working capital deficit of $10,586,626 at December 31, 2003. At December 31, 2004, we had an accumulated deficit in the amount of $32,962,900. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.

         On July 22, 2004, concurrently with the closing of a private offering of approximately $7.25 million in shares of our common stock (before related fees of approximately $900,000 and including the conversion of $1,825,000 of interim notes), we acquired the business of Protocall in a reverse merger transaction and, with the proceeds of the offering, are continuing the existing operations of Protocall as a publicly traded company. We issued 16,733,074 shares of our common stock to the former security holders of Protocall, representing 66.0% of our outstanding common stock following the reverse merger and giving effect to the shares issued in the private offering and to the conversion of indebtedness described below in exchange for 100% of the outstanding common stock of Protocall. Debt conversions, which were all effected at $1.25 per share, included (i) $2,601,000 of debt incurred in 2004 and (ii) $6,628,338 of prior debt, $199,102 of accrued interest and $981,571 of accounts payable and accrued expenses. In addition, 17,647,377 of Protocall's warrants were exchanged for 3,384,793 shares of our common stock. In order to facilitate the reverse merger and without receiving consideration, Protocall's major shareholder forgave $1,099,915 of accrued interest on notes held by him, which notes were included in the prior debt described above. As part of the reverse merger, warrants to purchase 1,774,219 shares of Protocall common stock and stock options to purchase approximately 2,951,922 shares of Protocall common stock were converted into warrants and stock options to purchase our common stock.

         As of February 28, 2005, we had a cash balance of approximately $1,282,000. Based upon our current cash forecast, operating plan and financial condition we will require additional cash resources, during the quarter ending June 30, 2005. Until such time as we can rely on revenues generated from operations, we will continue to seek additional sources of financing through both public and private offerings. We believe that we have enough cash to continue as a going concern until May 2005 based upon our current rate of negative cash flow. Accordingly, if we fail to obtain additional financing, we will be required to substantially reduce our operating expenses, capital expenditures and potentially cease doing business. We are currently having discussions with investment banking firms and potential investors regarding an equity financing consisting of an issuance of either common stock or preferred stock. Management has determined that it is unlikely that we would be successful in obtaining bank or other debt financing. We have no current commitments for additional funding. There can be no assurance that we will be successful in obtaining additional financing. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

         The following table summarizes our fixed cash obligations as of December 31, 2004 over various future years:

                                                                PAYMENTS DUE BY PERIOD
                                                      LESS THAN                            AFTER 5
                                          TOTAL        1 YEAR     1-3 YEARS    4-5 YEARS    YEARS
Notes payable and long-term debt       $   656,963  $    34,547  $   622,416  $        0  $       0
Capital leases                           1,110,668      432,594      678,074           0          0
Operating leases                           128,458      118,546        9,912           0          0
Employment contracts                     1,336,792      470,000      562,917     303,875          0
                                       -----------  -----------  -----------  ----------  ---------
                                       $ 3,232,881  $ 1,055,687  $ 1,873,319  $  303,875  $       0
                                       ===========  ===========  ===========  ==========  =========


RELATED PARTY TRANSACTIONS

         On September 30, 2003, a stockholder/director opened a one year, irrevocable standby letter of credit on our behalf in the amount of $300,000, as required by an agreement with a publisher to guarantee the payment of any license fees due the publisher. As compensation to the stockholder/director, we issued a warrant to purchase 150,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $77,321, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.63% and dividend yield ratio of 0%. The warrant was originally scheduled to expire on September 30, 2010 but was converted into approximately 27,413 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant was recorded as a deferred finance cost and was amortized, on a straight-line basis, over the one year term of the letter of credit. This letter of credit was canceled during September 2004 due to the termination of the publisher agreement and was never drawn upon.

         On October 14, 2003, the same stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000. As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

         As of December 31, 2004 and 2003, we had accrued salaries to employees, including two of our executive officers, of $587,407 and $822,084, respectively. As part of the July 22, 2004 reverse merger, the two executive officers each converted $100,000 of their accrued salaries into 80,000 shares of common stock at a rate of $1.25 per share.

         Upon the consummation of the merger, our board of directors approved a five-year employment agreement with the President and Chief Executive Officer, providing for a base annual compensation of $195,000, along with standard fringe benefits available to all employees and provides for bonus compensation and/or stock options as determined by the board of directors.

         Pursuant to an agreement entered into prior to becoming a stockholder or director, we paid another stockholder $57,515 at closing of the reverse merger for advisory services rendered in connection with the reverse merger transaction. Subsequent to this transaction he was appointed to the board of directors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2003, we adopted the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide guarantees on a routine basis. As a result, this interpretation did not have any impact on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of APB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special-purpose entities (SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 did not have an impact on our financial condition, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS
150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not have any financial instruments with these characteristics. The adoption of FAS 150 did not have any impact on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (FAS 123R), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for public entities that file as small business issuers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the impact of FAS 123R on our compensation policies or plans, if any.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are required to adopt FAS 151 beginning January 1, 2006. We are currently assessing the impact that FAS No. 151 will have on our results of operations, financial position or cash flows.

         In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (FAS
153). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. We have not yet determined if FAS No. 153 will have an impact on our results of operations or financial position.

ITEM 7.      FINANCIAL STATEMENTS.

         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There have been no changes in our internal controls over financial reporting during the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9, 10, 11 AND 12

         Part III (Items 9 through 12) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 that involves the election of directors. If for any reason such a statement is not filed within such a period, this annual report will be appropriately amended.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

      2.1 Agreement of Merger and Plan of Reorganization, dated July 22, 2004, among Quality Exchange, Inc., PTCL Acquisition Corp. and Protocall Technologies Incorporated.(1)

      3.1 Articles of Incorporation of Quality Exchange, Inc., filed with the Nevada Secretary of State on June 3, 1998.(2)

      3.2 Certificate of Amendment to Articles of Incorporation of Quality Exchange, Inc., filed with the Nevada Secretary of State on May 19, 2004.(3)

      3.3 Certificate of Amendment to Articles of Incorporation of Quality Exchange, Inc., filed with the Nevada Secretary of State on July 22, 2004.(3)

      3.4         Bylaws of Quality Exchange, Inc., adopted on June 17, 1998.(2)

      4.1         Form of Warrant.(4)

     10.1         2000 Stock Incentive Plan.(5)

     10.2         2004 Stock Option Plan.(4)

     10.3 Employment Agreement, dated as of July 22, 2004, between Bruce Newman and Protocall Technologies Incorporated.(5)

     10.4 Electronic Software Distribution and Site Location Agreement, dated November 29, 2002, between Protocall Software Delivery Systems Inc. and CompUSA Inc., as amended by Amendment No. 1 thereto, dated as of June 15, 2004.(6)

     10.5 Electronic Software Distribution and Site Location Agreement, dated March 25, 2004, between Protocall Software Delivery Systems Inc. and Systemax Inc.(6)

     14.1         Code of Business Conduct and Ethics.(4)

     14.2         Code of Ethics for CEO and Senior Financial Officers.(4)

     21.1         Subsidiaries of Protocall Technologies Incorporated.

     24.1         Power of Attorney (set forth on signature page of the Annual
        `         Report).

     31.1 Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).

     31.2 Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).

     32.1 Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

--------------------

(1) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated July 22, 2004 (filed with the SEC on July 26, 2004).

(2) Incorporated by reference to the exhibits filed with Registration Statement on Form SB-2 (filed with the SEC on April 17, 2002).

(3) Incorporated by reference to the exhibits filed with Registration Statement on Form 8-A, dated January 7, 2005 (filed with the SEC on January 7, 2005).

(4) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2 (filed with the SEC on January 13, 2005).

(5) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated July 22, 2004 (filed with the SEC on August 6,
         2004).

(6) To be filed by amendment to the Registration Statement on Form SB-2 referenced in Note 4 above.

         (b) Reports on Form 8-K.

         During the three months ended December 31, 2004, we filed the following current reports on Form 8-K:

             o Amendment No. 2 to Current Report on Form 8-K dated July 22, 2004, filed with the SEC on October 21, 2004 (Item 9.01 and financial statements).

             o Current Report on Form 8-K dated November 24, 2004, filed with the SEC on November 24, 2004 (Item 5.02).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         We incurred fees of approximately $90,000 to Eisner, LLP for the audit of the annual financial statements of Protocall Technologies Incorporated for the year ended December 31, 2004. We did not incur any fees to Beckstead and Watts, LLP, the auditor for Quality Exchange, Inc., for the audit of our annual financial statements.

         During 2004, we also incurred audit fees of $270,000 to Eisner, LLP in connection with the audit of the financial statements of Protocall Technologies Incorporated for the years ended December 31, 2003, 2002 and 2001 and the review of our 2004 interim financial statements.

AUDIT-RELATED FEES

         We did not incur or pay any fees to Eisner LLP or Beckstead and Watts, LLP, and these firms did not provide any services related to assurance and other audit-related fees, in either of the last two fiscal years.

TAX FEES

         There were no fees billed to us by Eisner, LLP or Beckstead and Watts, LLP for services rendered to us during the last two fiscal years for tax compliance, tax advice, or tax planning.

ALL OTHER FEES

         There were no fees billed to us by Eisner, LLP or Beckstead and Watts, LLP for services rendered to us during the last two fiscal years, other than the services described above under "Audit Fees."

         It is the audit committee's policy to pre-approve all services provided by Eisner, LLP.

         As of the date of this filing, our current policy is not to engage Eisner, LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Eisner, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 2005
                              PROTOCALL TECHNOLOGIES INCORPORATED


                              By: /s/ Bruce Newman
                                  -----------------------------------------
                                    Bruce Newman
                                    President and Chief Executive Officer
                                    (principal executive officer)


                              By:  /s/ Donald Hoffmann
                                  -----------------------------------------
                                    Donald Hoffmann
                                    Vice President and Chief Operating Officer
                                    (principal financial and accounting officer)



                                POWER OF ATTORNEY

         We, the undersigned officers and directors of Protocall Technologies Incorporated, hereby severally constitute and appoint Bruce Newman and Donald Hoffmann, and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this annual report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Peter Greenfeld
----------------------      Chairman of the Board of Directors    March 31, 2005
Peter Greenfield

/s/ Bruce Newman
----------------------      Director, President and Chief         March 31, 2005
Bruce Newman                Executive Officer

/s/ Jed Schutz
----------------------      Director                              March 31, 2005
Jed Schutz

/s/ Richard L. Ritchie
----------------------      Director                              March 31, 2005
Richard L. Ritchie

/s/ Donald Hoffmann
----------------------      Vice President and Chief              March 31, 2005
Donald Hoffmann             Operating Officer

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                       PROTOCALL TECHNOLOGIES INCORPORATED

                                   FORM 10-KSB

                                     ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
--------------------------------------------------------------------------------
Report of Registered Public Accounting Firm                                  F-1
Consolidated Balance Sheets at December 31, 2004 and 2003                    F-2
Consolidated Statements of Operations for the years ended
  December 31, 2004 and 2003                                                 F-3
Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended December 31, 2004 and 2003                                 F-4
Consolidated Statements of Cash Flows for the years ended December 31,
  2004 and 2003                                                              F-5
Notes to Consolidated Financial Statements                                   F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Protocall Technologies Incorporated


We have audited the accompanying consolidated balance sheets of Protocall Technologies Incorporated and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Protocall Technologies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[2] to the financial statements, the Company has not generated any significant revenues, has incurred losses since inception, has an accumulated deficit, and has been dependent upon funds generated from the sale of common stock and loans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A[2]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Eisner LLP

New York, New York
February 22, 2005

                              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                         CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                     2004                 2003
                                                                                -------------       ------------
ASSETS
Current assets:
   Cash                                                                         $   2,133,223       $    154,244
   Accounts receivable, net                                                            64,301              5,243
   Inventory                                                                           21,919             24,194
   Prepaid expenses and other current assets                                                              38,274
                                                                                -------------       ------------
        Total current assets                                                        2,219,443            221,955

Property and equipment, net                                                         1,067,819            533,626
Patents, net                                                                           28,000             30,434
Deferred finance costs, net                                                                              213,789
Deferred lease costs                                                                  175,321            253,237
Other assets                                                                           15,890
                                                                                -------------       ------------
        TOTAL ASSETS                                                            $   3,506,473       $  1,253,041
                                                                                =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                             $     418,514       $  1,388,377
   Accrued expenses                                                                   500,132            524,617
   Notes payable to related parties - includes convertible notes payable                                 754,939
   Notes payable to officers/stockholders                                              18,802             33,554
   Convertible notes payable - stockholder, net of debt discount of $0,
   including accrued interest of $727,294                                                              3,737,137
   Non-convertible notes payable - stockholder, net of debt discount of
   $217,830, including accrued interest of $11,723                                                     1,493,893
   Convertible notes payable - other, net of debt discount of $238,228,
   including accrued interest of $117,032                                                              1,303,804
   Accrued salaries - officers/stockholders                                           587,407            822,084
   Other current liabilities                                                           30,750            242,511
   Current portion of net liabilities of discontinued operations                      224,463            356,164
   Current portion of obligations under capital leases                                361,990             81,756
                                                                                -------------       ------------
        Total current liabilities                                                   2,142,058         10,738,836

Net liabilities of discontinued operations, less current portion                       64,138             69,745
Obligations under capital leases, less current portion                                648,151            144,672
Other notes payable, including accrued interest of $8,721                             502,759
                                                                                -------------       ------------
        Total liabilities                                                           3,357,106         10,953,253
                                                                                -------------       ------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $0.001 par value, 100,000,000 shares authorized, 25,383,710 and 6,480,271 shares issued and outstanding at December 31, 2004
     and 2003, respectively                                                            25,383              6,480
   Additional paid-in capital                                                      33,381,197         16,323,795
   Stock subscription receivable                                                       (6,665)            (6,665)
   Deferred sales fee, net                                                           (287,648)
   Accumulated deficit                                                            (32,962,900)       (26,023,822)
                                                                                -------------       ------------
        Total stockholders' equity (deficit)                                          149,367         (9,700,212)
                                                                                -------------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   3,506,473       $  1,253,041
                                                                                =============       ============

See notes to consolidated financial statements

                              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                     2004               2003
                                                                                -------------       ------------
Net sales                                                                       $     206,005       $     14,805
Cost of sales                                                                         160,097             13,731
                                                                                -------------       ------------
Gross profit                                                                           45,908              1,074
                                                                                -------------       ------------
Selling, general and administrative expenses                                        4,801,472          2,047,082
Research and development expenses                                                     153,123            560,912
                                                                                -------------       ------------
Operating loss                                                                     (4,908,687)        (2,606,920)
>
Interest expense, including amortization of debt
  discounts and beneficial conversion feature                                       2,298,278          1,728,468
Gain on forgiveness of indebtedness                                                  (392,995)
Loss on disposal of fixed assets                                                      187,094             56,862
Other income, net                                                                     (53,539)           (17,247)
                                                                                -------------       ------------
Net loss from continuing operations                                                (6,947,525)        (4,375,003)

Net income from discontinued operations                                                 8,447             87,548
                                                                                -------------       ------------
Net loss                                                                        $  (6,939,078)      $ (4,287,455)
                                                                                =============       ============

Per Share Data - basic and diluted:
   Loss from continuing operations                                              $        (.47)      $       (.68)
   Income from discontinued operations                                                    .00                .02
                                                                                -------------       ------------
   Net loss                                                                     $        (.47)      $       (.66)
                                                                                =============       ============

Weighted average number of shares - basic and diluted                              14,837,925          6,480,271
                                                                                =============       ============




See notes to consolidated financial statements

                                       PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                            COMMON STOCK
                                          PAR VALUE $0.001
                                        ---------------------
                                         NUMBER                 ADDITIONAL      STOCK        DEFERRED
                                           OF                    PAID-IN      SUBSCRIPTION   SALES FEE,   ACCUMULATED
                                         SHARES       AMOUNT     CAPITAL       RECEIVABLE        NET        DEFICIT         TOTAL
                                        ----------   --------  -----------    ------------   ----------  ------------   -----------
BALANCE - DECEMBER 31, 2002              6,480,271    $ 6,480  $14,739,639     $ (6,665)                 $(21,736,367)  $(6,996,913)
Issuance of warrants in connection
  with convertible notes payable                                   581,868                                                  581,868
Issuance of warrants in connection
  with non-convertible notes payable                               290,731                                                  290,731
Issuance of warrants in connection
  with  convertible notes payable
  extension                                                        310,657                                                  310,657
Issuance of warrants in connection
  with  letters of credit opened by
  stockholder
                                                                   346,791                                                  346,791
Issuance of warrants in connection
  with  private offering                                            54,109                                                   54,109
Net loss                                                                                                   (4,287,455)   (4,287,455)
                                        -------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003              6,480,271      6,480   16,323,795       (6,665)                  (26,023,822)   (9,700,212)
Contribution to capital from
  forgiveness of indebtedness                                    1,099,915                                                1,099,915
Conversion of notes payable and
  accounts payable to common stock       6,708,010      6,708    8,378,304                                                8,385,012
Conversion of accrued officers'
  salaries to common stock                 160,000        160      199,840                                                  200,000
Issuance of warrants in connection
  with  convertible notes payable                                  658,272                                                  658,272
Conversion of warrants to common
  stock in connection with
  reverse merger                         3,384,793      3,385       (3,385)
Issuance of common stock in private
  offering, net of costs                 5,859,200      5,859    6,383,471                                                6,389,330
Issuance of common stock as private
  offering fees                          1,666,436      1,666       (1,666)
Issuance of common stock in exchange
  for common stock of QEI                1,125,000      1,125       (1,125)
Issuance of warrants in connection
  with software distribution & site
  agreement                                                        332,693                 $(332,693)
Amortization of deferred sales fee                                                            45,045                         45,045
  Options granted to employee as
  compensation                                                      11,083                                                   11,083
Net loss                                                                                                   (6,939,078)   (6,939,078)
                                        -------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2004             25,383,710    $25,383  $33,381,197     $(6,665)    $(287,648)    $(32,962,900)     $149,367
                                        ===========================================================================================



See notes to consolidated financial statements

                              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                     2004               2003
                                                                                -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                          $  (6,947,525)      $ (4,375,003)
   Adjustments to reconcile net loss to net cash used in operating
      Activities:
        Loss on disposal of fixed assets                                              187,094             56,862
        Depreciation and amortization                                                 712,445            215,003
        Amortization of deferred financing costs                                      213,789            334,954
        Equity compensation cost                                                       11,083
        Noncash financing and interest expenses                                     1,114,332            630,833
        Amortization of deferred lease costs                                           77,916             16,233
        Gain on settlement of trade notes and accounts payable                       (392,995)
        Common stock and warrants issued as premium to bridge lenders                 112,467
        Changes in:
           Accounts receivable                                                        (59,058)            (1,192)
           Inventory                                                                    2,275            (23,475)
           Prepaid expenses and other current assets                                   22,384              3,347
           Loans due officers/stockholders                                            (14,752)
           Accounts payable and accrued expenses                                      117,565            237,034
           Accrued salaries - officers/stockholders                                   (34,677)
           Other payables                                                             (19,750)            (7,000)
           Accrued interest on convertible notes                                      551,323            555,181
           Accrued interest on capitalized lease obligations                                              23,792
    Net cash (used in) provided by discontinued operations                           (128,861)            65,148
                                                                                --------------------------------
              Net cash used in operating activities                                (4,474,945)        (2,268,283)
                                                                                --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (283,153)          (228,510)
   Proceeds from sale of fixed assets                                                   1,528
                                                                                --------------------------------
             Net cash used in investing activities                                   (281,625)          (228,510)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible notes payable to stockholder                 595,000          1,700,000
   Proceeds from issuance of note payable to others                                 1,325,000
   Proceeds from issuance of convertible bridge notes to others                       500,000
   Proceeds from issuance of convertible notes payable to others                      181,000          1,000,000
   Proceeds from issuance of note payable to stockholder                                                 100,000
   Proceeds from private offering issuance of common stock, net of costs            4,451,863
   Repayment of loans - others                                                        (32,690)
   Repayment of loans - related party                                                                    (25,000)
   Repayment of loan to officer/stockholder                                                              (62,668)
   Repayment of capitalized lease obligations                                        (284,624)           (17,749)
   Deferred financing costs                                                                              (62,500)
                                                                                --------------------------------
              Net cash provided by financing activities                             6,735,549          2,632,083
                                                                                --------------------------------

NET INCREASE IN CASH                                                                1,978,979            135,290
Cash - beginning of year                                                              154,244             18,954
                                                                                --------------------------------
CASH - END OF YEAR                                                              $   2,133,223       $    154,244
                                                                                ================================


See notes to consolidated financial statements

                              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                     2004               2003
                                                                                -------------       ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                                  $      37,733       $     10,785
      Taxes                                                                               816              1,887
   Noncash transactions:
      Debt discount and beneficial conversion feature on convertible and
        non-convertible notes                                                   $     658,272       $    872,599
      Issuance of warrants in connection with Software Distribution and
        Site Agreement                                                                332,693
      Conversion of accounts payable to common stock                                  781,571
      Conversion of notes payable to common stock                                   9,428,440
      Conversion of accrued officers' salaries to common stock                        200,000
      Contribution to capital from forgiveness of debt                              1,099,915
      Issuance of warrants in connection with private offering                                            54,109
      Issuance of warrants in connection with opening of letters of
        credit by a stockholder in behalf of the Company                                                 346,791
      Issuance of warrants in connection with convertible notes payable
        Extension                                                                                        310,657
      Fixed assets acquired through capital lease                                   1,104,628



See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]    DESCRIPTION OF BUSINESS:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its SoftwareToGo(R) product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. SoftwareToGo(R) (the "System") is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute its System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company's retail customers. The Company intends to pursue an expansion of available products to include music, audio books, console video games and movies. Management of the Company believes the Company's technology is readily adaptable to other digital products without additional significant investment.

Precision Type Inc., which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on June 30, 2004 (Note O).

[2]      GOING CONCERN

The Company incurred net losses for the year ended December 31, 2004 and 2003 of $(6,939,078) and $(4,287,455) respectively, and has an accumulated deficit of $(32,962,900) at December 31, 2004. Significantly contributing to the accumulated deficit was the interest expense related to the Company's notes payable, which were converted to equity upon the consummation of the closing of the reverse merger on July 22, 2004 (see Note A (3). Through 2004, the Company has been dependent upon borrowings through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

Management believes that cash on hand at December 31, 2004 will enable the Company to continue its business plan until at least May 2005, although there can be no assurances that this will be the case. The Company is currently seeking additional financing to meet its short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to the Company. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

[3]      REVERSE MERGER AND 2004 PRIVATE OFFERING

On July 22, 2004, the Company completed a recapitalization in the form of a "reverse acquisition" transaction with Quality Exchange, Inc. (QEI) in which QEI acquired all the outstanding capital stock of the Company, in consideration for the issuance of 16,733,074 shares of QEI's common stock, representing 65.9% of the outstanding QEI stock. Prior to the completion of the reverse acquisition, QEI redeemed and cancelled 7,875,000 shares of its 9,000,000 outstanding shares of common stock for $15,000 and sold all of its assets and transferred all of its liabilities to its majority stockholder. The reverse acquisition was completed pursuant to an Agreement of Purchase and Sale, dated as of July 22, 2004. Immediately following the closing of the reverse acquisition, QEI changed its name to Protocall Technologies Incorporated. Concurrent with the closing of the reverse acquisition, the Company completed a private offering of 5,859,200 shares of common stock at a price of $1.25 per share, and received net proceeds of approximately $6,300,000, including $1,825,000 in proceeds from 10% bridge convertible promissory notes issued between April 8, 2004 and June 10, 2004. The Company issued 1,666,436 shares of its common stock as private offering fees to the underwriter in the reverse merger. In addition, concurrent with the closing of the above transactions, creditors of the Company converted an aggregate of approximately $8.6 million of debt to common stock of the Company. A stockholder/director of the Company forgave $1,099,915 of accrued interest upon the consummation of the reverse merger.

In addition, 17,647,377 of the Company's warrants were exchanged for 3,384,793 shares of QEI common stock. As part of the reverse merger, warrants to purchase 1,774,219 shares of the Company's common stock and stock options to purchase 2,951,922 shares of the Company's common stock were converted into identical QEI instruments.

For accounting purposes, the Company is considered the acquirer in the reverse acquisition transaction, and consequently, the financial statements of the Company are the historical financial statements of Protocall Technologies Incorporated and the reverse merger has been treated as a recapitalization of Protocall Technologies Incorporated.

[4]      BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

[5]      REVENUE RECOGNITION:

The Company recognizes revenue from retailer sales of product through its software delivery system upon delivery to the consumer.

Revenue from the license or sale of software products and font reference guide books from the discontinued business is recognized when the products are delivered or shipped to the customer.

Rebates and refunds are recorded as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

[6]      CASH EQUIVALENTS:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[7]      INVENTORY:

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with software distributed on the Company's software distribution system, are valued at the lower of cost (first-in, first-out) or market.

[8]      PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are three years for deployed equipment, three or five years for computer and other equipment and seven years for all other assets. Leasehold improvements and assets capitalized under capital leases are amortized over the shorter of the lease term or the assets' estimated useful lives.

[9]      SOFTWARE DEVELOPMENT COSTS:

Costs associated with the development and enhancement of proprietary software incurred between the achievements of technological feasibility and availability for general release to the public were insignificant, and therefore not capitalized.

[10]     PATENTS:

Costs associated with obtaining patents for the Company's proprietary software are capitalized and amortized over their estimated useful lives, or the life of the patent if shorter, upon the completion and approval of the patents.

[11]     INCOME TAXES:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

[12]     FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values in the consolidated financial statements because of the short-term maturity of these instruments. The carrying value of notes payable to banks approximates fair value since those instruments carry prime-based interest rates that are adjusted for market rate fluctuations. The carrying amount of the convertible notes payable approximates fair value based on interest rates and debt instruments with similar terms. The fair values of notes payable to related parties and notes payable to officers/stockholders, in the circumstances, are not reasonably determinable.

[13]     LONG-LIVED ASSETS:

The Company reviews long-lived assets, such as computer and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flows, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

[14]     USE OF ESTIMATES:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimations include valuation of warrants issued in connection with various forms of financing by the Company. Actual results could differ from those estimates.

[15]     ACCOUNTING FOR STOCK OPTIONS:

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations, in accounting for its stock option grants and, accordingly, records compensation cost, if any, in the financial statements for its stock options to employees equal to the excess of the fair value of the Company's shares at the grant date over the exercise price.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                             2004             2003
                                                         ----------------------------
           Net loss as reported                          $(6,939,078)     $(4,287,455)
           Stock-based employee compensation
             expense included in reported net loss,
             net of related tax effects                       11,083                0
           Stock-based employee compensation
             determined under the fair value based
             method                                         (210,667)        (221,057)
                                                         -----------------------------
           Pro forma net loss                            $(7,138,662)     $(4,508,512)
                                                         =============================
           Net loss per share (basic and diluted):
                 As reported                                   $(.47)           $(.66)
                                                         =============================
                 Pro forma                                     $(.48)           $(.70)
                                                         =============================


The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 YEAR ENDED DECEMBER 31
                                                 ----------------------
                                                   2004         2003
                                                 ----------------------
           Risk-free interest rate                 3.52%        2.04%
           Expected life of options                4.43            3
           Expected dividend yield                 0.00%        0.00%
           Expected volatility                    79.32%       50.00%
           Weighted average fair value             $.78         $.44


[16] LOSS PER SHARE AND COMMON SHARE EQUIVALENT:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:


                                                  YEAR ENDED DECEMBER 31
                                                 ------------------------
                                                    2004          2003
                                                 ------------------------
           Options                               3,986,672      3,292,775
           Warrants                              1,774,219     16,864,971
           Convertible notes                                    4,027,350
                                                 ------------------------
           Total dilutive shares                 5,760,891     24,185,096
                                                 ========================

[17]     RECENT ACCOUNTING PRONOUNCEMENTS:

         Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide guarantees on a routine basis. As a result, this interpretation did not have any impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of APB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special-purpose entities (SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 did not have an impact on the Company's financial condition, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS
150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not have any financial instruments with these characteristics. The adoption of FAS 150 did not have any impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (FAS 123R), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for public entities that file as small business issuers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the impact of FAS 123R on its compensation policies or plans, if any.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS No. 151 will have on its results of operations, financial position or cash flows.

         In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (FAS
153). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15,

2005. The Company has not yet determined if FAS No. 153 will have an impact on its results of operations or financial position.

[18]     RESEARCH AND DEVELOPMENT:

The Company expenses research and development costs as incurred.

[19]     SEGMENT REPORTING:

The Company formerly operated in two reporting segments; however, substantially all assets and operating expenses relate to the Company's SoftwareToGo business and the Company has discontinued its font software operations, effective June 30, 2004.

[20]     RECLASSIFICATIONS:

The presentation and classification of certain 2003 operating expenses on the accompanying Statements of Operations have been revised to conform to the current year presentation.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        DECEMBER 31,           ESTIMATED USEFUL LIVES
                                                  2004             2003                (YEARS)
                                                -------------------------               -----
     Deployed equipment                         $1,220,554        $130,705              3
     Computer and other equipment                  470,064       1,064,050            3 & 5
     Furniture and fixtures                         31,239          19,940              7
     Purchased software                             90,000         556,542              3
     Leasehold improvement                          65,463          54,320           Various
                                                --------------------------
                                                 1,877,320       1,825,527
     Less accumulated depreciation                 809,501       1,291,931
                                                --------------------------
                                                $1,067,819        $533,626
                                                ==========================



Included in property and equipment are assets under capital leases with a net book value of $727,595 and $87,966 at December 31, 2004 and 2003, respectively.

NOTE C - NOTES PAYABLE TO BANKS

Notes payable to banks are included in the net liabilities of discontinued operations (See Note O) and consist of the following:


                                                                  DECEMBER 31,
                                                             2004               2003
                                                         ------------       ------------
     Note payable with interest at prime
     plus 1/2% (1)                                       $       0          $    1,732

     Note payable with interest at prime plus 2%
     (7.25% at December 31, 2004) (2)                       92,893              99,290
                                                         ------------       ------------
                                                            92,893             101,022
     Less current portion                                   28,755              31,277
                                                         ------------       ------------
                                                         $  64,138          $   69,745
                                                         ============       ============


(1) The note is payable to a bank in sixty equal monthly principal installments through January 2004. A stockholder has pledged certain marketable securities as collateral for the bank loan. All of the unpledged assets of the Company have been pledged as collateral to the related party. In addition, certain of the Company's officers/stock-holders have agreed to indemnify the related party from any losses incurred in connection with this loan.

(2) The Company obtained a $100,000 line of credit from a bank in 1994. Interest is payable on a monthly basis. The bank has the option to terminate the line of credit at its sole discretion, at which time the Company can elect to pay the then outstanding balance in thirty-six monthly installments of principal and interest at the rate then in effect. The loan is personally guaranteed by certain of the officers/stockholders of the Company. At December 31, 2004, the bank had not terminated the line of credit.

Aggregate principal payments are shown based on the repayment of the loan over a thirty-six month period commencing January 2005 as follows:

               YEAR                  AMOUNT
               ----                  -------
               2005                  $28,755
               2006                   30,910
               2007                   33,228
                                     -------
                                      92,893
           Less current portion       28,755
                                     -------
                                     $64,138
                                     =======

NOTE D - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are secured by the assets of the Company. These notes were either paid or converted to common stock as part of the reverse merger on July 22, 2004. The notes were personally guaranteed by certain of the officers/stockholders of the Company and are summarized as follows:

                                                                    DECEMBER 31,
                                                                        2003
                                                                    ------------
     Convertible note payable with interest at 12%,
       originally due September 30, 2004 and collateralized
       by certain assets of the Company (1)                         $  599,345

     Convertible promissory note payable with interest
       at 12%, originally due September 30, 2004 (1)                    88,351
     Note payable with interest at 12%, due on demand (2)               67,243
                                                                    ------------
                                                                    $  754,939
                                                                    ============

(1) The note was convertible at any time prior to maturity into common stock at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The note was converted at the closing of the reverse merger on July 22, 2004 at $1.25 per share.

(2) On July 22, 2004, upon the closing of the reverse merger, the Company paid $30,000 of the outstanding debt and converted the balance of the note into common stock at $1.25 per share.

NOTE E - NOTES PAYABLE TO OFFICERS/STOCKHOLDERS

Notes payable to officers/stockholders consists of the following:

                                                                               DECEMBER 31,
                                                                        ------------------------
                                                                           2004           2003
                                                                        ------------------------
     Promissory notes due on demand, bearing no interest                $ 18,802       $  7,927
     Variable balance promissory notes, due on demand, payable
       to the officers/stockholders, at varying rates ranging
       from 12% to 19.8%                                                                 25,627
                                                                        ------------------------
                                                                        $ 18,802       $ 33,554
                                                                        ========================


NOTE F - CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

As fully described in Note A, on July 22, 2004, in connection with the reverse merger, a stockholder/director of the Company converted his entire principal amount of convertible promissory notes, aggregating $5,304,843, into common stock of the Company at a price of $1.25 per share. The stockholder simultaneously forgave an aggregate of $1,099,915 of accrued interest on the notes for no consideration and is included as capital contribution in the accompanying financial statements. The convertible notes were issued as described below:

During 2001, the Company received $1,350,000 of proceeds from the issuance of convertible notes to a stockholder/director. The notes were automatically convertible into common stock at such time as the Company received aggregate proceeds of not less than $5,000,000 in equity financing as defined in the note agreement. Notes issued subsequent to January 2, 2002 were to automatically convert into common stock upon receipt of $2,000,000 in equity financing, as defined in the note agreement. The holder had the option to convert all or any portion of the note into shares of common stock, computed by dividing the principal amount of the note together with accrued interest at the lower of $2.75 or the sales price of the common stock in subsequent offerings by the Company. The notes accrued interest at 12% per annum, and were due on January 2, 2002. Upon issuance of the notes, the Company also issued warrants to the note holder to purchase an aggregate of 3,080,000 shares of common stock, exercisable at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings. The warrants were exercisable until the earlier of five years after the date of any initial registered public offering of the common stock or seven years from date of issuance. The fair value of the warrants was $2,220,136, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 4.06% to 5.5% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $965,969 as debt discount, which, along with the value of the beneficial conversion feature of $384,031 (based on a $1.25 value per common share), was amortized over the life of the convertible notes as additional interest. On January 2, 2002, all the 2001 notes along with the interest of $54,843 that had accrued as of December 31, 2001 were rolled into one convertible promissory note bearing interest at 12% per annum due on December 31, 2002. The note was subsequently extended to September 30, 2004, for consideration given to the note holder as described below.

During 2002, the Company received $1,505,000 in proceeds from the issuance of convertible notes to the same stockholder/director on the same terms and conditions as above. Upon issuance of the notes, the Company also issued warrants to the note holder to purchase an aggregate amount of 6,066,200 shares of common stock with the same terms as above. The fair value of the warrants was $4,350,891, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 3.63% to 5.26% and a dividend yield ratio of 0%. The proceeds were allocated to the value of warrants of $1,063,996 as debt discount, which, along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $391,058, was being amortized over the life of the convertible notes as additional interest expense. During 2003, the due dates on these notes were extended to September 30, 2004 for consideration given to the note holder as described below.

On January 10, 2003, the Company received $100,000 in proceeds from the issuance of a convertible note to the same stockholder/director on the same terms and conditions as above. The note accrued interest at 12% per annum, and had a due date of March 31, 2003. Upon issuance of the note, the Company also issued warrants to the note holder to purchase 50,000 shares of common stock with the same terms as above. The fair value of the warrants was $52,133 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.66% and a dividend yield ratio of 0%. The proceeds were allocated to the value of warrants of $34,268 as debt discount, which, along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $34,268, was being amortized over the life of the convertible note as additional interest expense. On April 1, 2003, all the convertible notes issued to the stockholder/director in 2001, 2002 and 2003 that had due dates of March 31, 2003 were extended to September 30, 2004, and in exchange, the holder received 266,484 warrants to purchase common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The warrants were valued at $184,000 using the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.51%, and a dividend yield ratio of 0%. The value of the warrants was amortized over the extension period as additional interest expense. As of December 31, 2003, the total accrued interest on all of the outstanding notes amounted to $727,294.

During 2004, the Company received from the same stockholder/director, $595,000 in proceeds in convertible promissory notes and seven-year warrants with a right to purchase 297,500 shares of common stock at $4.00 per share. The bridge term notes were originally scheduled to mature on September 30, 2004. The fair value of the warrants was $206,167, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.43% to 3.67% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $153,113 as debt discount which along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $153,113 and was being amortized over the life of the convertible notes as additional interest expense. Upon the conversion of the notes prior to maturity into common stock, the unamortized debt discount was recognized as additional interest expense in the amount of $128,828.

NOTE G - CONVERTIBLE NOTES PAYABLE - OTHER

As fully described in Note A, on July 22, 2004, in connection with the reverse merger, holders of convertible promissory notes of the Company converted their notes and associated warrants into common stock of the Company at a price of $1.25 per share. These notes are described below.

During the year ended December 31, 2002, the Company issued Convertible Promissory Notes totaling $425,000 in a private offering. The notes were to automatically convert into common stock upon the receipt by the Company of $2,000,000 in equity financing, as defined in the note agreement. The holder had the option to convert all or any portion of the note into the number of shares of the Company's common stock, par value $.001 per share computed by dividing the principal amount of the note to be converted together with accrued interest by the lower of $2.75 per share or the sales price of common stock in subsequent offerings by the Company. The notes bore interest at 12% and were due March 31, 2003. In connection with the issuance of the notes, the Company issued warrants to the note holders to purchase 212,500 shares of common stock, exercisable at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings. The warrants were to be exercised through the earlier of five years after the date of any initial registered public offering of the Company's common stock or seven years from date of issuance. The fair value of the warrants was $146,585, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 3.31% to 3.65% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $108,992 as debt discount, which, along with the value of the beneficial conversion feature of $108,992 (based on a $1.25 value per common share), was amortized over the life of the convertible notes as additional interest expense. In connection with the sale of these notes, the Company incurred an aggregate of $71,817 in costs consisting of placement agent fees of approximately $42,500 and warrants to placement agents to purchase 42,500 shares of common stock at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings by the Company valued at $29,317. The warrants were valued by utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 3.31% to 3.65% and a dividend yield ratio of 0%. During 2003, the due dates on these notes were extended to September 30, 2004 for consideration given to the note holder as described below.

During the year ended December 31, 2003, the Company issued Convertible Promissory Notes totaling $1,000,000 in private offerings on the same terms and conditions as above. The notes bore interest at a range of 9% to 12% and their due dates ranged from March 31, 2003 to September 30, 2004. In connection with the issuance of the notes, the Company also issued warrants to the note holders to purchase 500,000 shares of common stock, generally with the same terms as above. The fair value of the warrants was $345,299, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 2.93% to 3.76% and a dividend yield ratio of 0%. In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $256,666 as debt discount, which, along with the value of the beneficial conversion feature of $256,666 (based on a $1.25 value per common share), was amortized over the life of the convertible notes as additional interest expense. Upon the conversion of the notes into common stock, the unamortized debt discount balance was recognized as additional interest expense. In connection with the sale of these notes, the Company incurred an aggregate of $116,609 in costs consisting of placement agent fees of approximately $62,500 and warrants to placement agents to purchase 65,000 shares of common stock at the lower of $2.75 per share on the sales price of the common stock in the subsequent offerings by the Company valued at $54,109. The warrants were valued by utilizing the Black-Scholes option-pricing model with the following assumptions:
50% volatility, seven-year expected life, risk-free interest rate ranging from 2.93% to 3.66% and a dividend yield ratio of 0%. On April 1, 2003, all the notes that had due dates of March 31, 2003 were extended to September 30, 2004 and in exchange, the note holders received 112,500 warrants to purchase common stock exercisable at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings. The warrants were valued at $126,657 using the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of

3.51% and a dividend yield ratio of 0%. The value of the warrants was amortized over the extension period as additional interest expense. As of December 31, 2003, the total accrued interest on all the outstanding notes amounted to $117,032.

Between January and June, 2004, the Company raised additional debt financing from third parties comprised of:

(i) Proceeds of $181,000 in 9% convertible promissory notes that were originally scheduled to mature on September 30, 2004 and seven-year warrants to purchase 85,500 shares of common stock at an exercise price of $4.00 per share. The fair value of the warrants was $62,857, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.52% to 3.68% and a dividend yield ratio of 0%. The proceeds were allocated to the value of the warrants of $46,655 as debt discount, which, along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $46,655 was being amortized over the life of the convertible notes as additional interest expense. Unamortized debt discount and unamortized beneficial conversion at the closing of the merger was written off to interest expense, and

(ii) Proceeds of $1,325,000 in 10% convertible interim notes that were originally scheduled to mature on December 31, 2004. Terms of the convertible promissory notes provided that the notes would automatically convert into shares of a publicly traded company on the date that the contemplated reverse merger closed (see Note A). In addition, when the reverse merger closed, each 10% convertible interim note holder received a premium equal to either 10% of the face amount of his note in additional public company stock or warrants to purchase additional public company stock equal to 10% of the face amount of their note at $1.50 per share, and

(iii) Proceeds of $500,000 in 10% convertible interim notes that were originally scheduled to mature on December 31, 2004. Initial individual investors purchasing notes, in the aggregate, received seven-year warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share. The fair value of the warrants was $174,524, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.73% to 3.90% and a dividend yield ratio of 0%. The proceeds were allocated to the value of the warrants of $129,368 as debt discount, which, along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $129,367 was being amortized over the life of the convertible notes as additional interest expense. Terms of the convertible promissory notes provide that the notes would automatically convert into shares of a publicly-traded company on the date that the contemplated reverse merger (see below) closed. Unamortized debt discount and unamortized beneficial conversion at the closing of the merger was written off to interest expense. In addition, when the reverse merger closed, each 10% convertible promissory note holder received a premium equal to either 10% of the face amount of his note in additional public company stock or warrants to purchase additional public company stock equal to 10% of the face amount of their note at $1.50 per share.

An additional premium of 58,000 shares of common stock and warrants to purchase 88,000 shares of common stock at $1.50 per share were issued to the note holders in connection with the interim notes in (ii) and (iii) above.

NOTE H - NON-CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

During 2003, the Company received $1,700,000 of proceeds from the issuance of promissory notes to a stockholder/director. The notes accrued interest ranging from 12% to 15% per annum, and the due dates ranged from March 31, 2003 to September 30, 2004. At issuance of the notes, the Company also issued warrants to the note holder to purchase an aggregate amount of 542,000 shares of common stock, exercisable at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings. The fair value of the warrants was $290,731, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 2.9% to 4.04% and a dividend yield ratio of 0%. The value of the warrants was charged as interest expense over the life of the notes. The warrants expire upon the earlier of five years after an initial public offering or seven years from the date of issuance. As of December 31, 2003, the total accrued interest on these notes amounted to $11,723. Upon the conversion of the notes prior to maturity into common stock in July 2004, the unamortized value of the warrants was recognized as additional interest expense in the amount of $217,830.

NOTE I - RELATED PARTY TRANSACTIONS

On September 30, 2003, a stockholder/director opened a one year, irrevocable standby letter of credit on behalf of the Company in the amount of $300,000, as required by an agreement with a publisher to guarantee the payment of any license fees due the publisher. As compensation to the stockholder/director, the Company issued a warrant to purchase 150,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $77,321, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.63% and dividend yield ratio of 0%. The warrant was originally scheduled to expire on September 30, 2010 but was converted into approximately 27,413 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant was recorded as a deferred finance cost and was amortized, on a straight-line basis, over the one year term of the letter of credit. This letter of credit was canceled during September 2004 due to the termination of the publisher agreement and was never drawn upon.

On October 14, 2003, the same stockholder/director opened an irrevocable standby letter of credit on behalf of the Company as required by an equipment lease agreement, for the entire term of the lease obligation, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. The Company is contingently liable for the amounts of the letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of noncompliance with the terms of the lease agreement.

Pursuant to an agreement entered into prior to becoming a stockholder or director, another stockholder was paid $57,515 at closing of the reverse merger by the Company for advisory services rendered in connection with the reverse merger transaction. Subsequent to this transaction he was appointed to the board of directors.

See Note L for related party information in connection with an operating lease of the Company.

NOTE J - STOCK OPTION PLANS

On March 24, 2000, the Company adopted a stock incentive plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the "2000 Plan"). The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant. Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee"). Outstanding options must generally be exercised within ten years from the date of grant. The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee. In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Through December 31, 2004, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

In 2004, the board of directors of the Company adopted the 2004 Stock Option Plan (the "2004 Plan") for the issuance of a total of an additional 2,000,000 shares of the Company's common stock subject to approval by stockholders in the next annual meeting of the Company's stockholders. As of December 31, 2004, options to purchase 1,034,750 shares of common stock were granted but not yet ratified, pursuant to the 2004 Plan including 275,000 options to non-employee directors, each with an exercise price of $1.25 per share. The non-employee director options vest quarterly over a one-year period and are exercisable over a five-year period. The remaining options vest and become exercisable in equal annual installments over a three-year period and have a ten-year life. These stock options will not be recorded as compensation until the stockholders ratify the 2004 Stock Option Plan. If the stockholders ratify the plan, the Company will be required to value the stock options at their intrinsic value on the date of ratification. The value will be equal to the per share price difference between the exercise price and the fair value of the common stock on the date of ratification times the 1,034,750 options granted. This value will be expensed over the respective vesting periods of the options. Had the 2004 Plan been ratified on December 31 2004, when the Company's stock price was at $3.75 per share, the options would have had an intrinsic value of $2,586.875.

Option transactions are summarized as follows:

                                                        2000 PLAN                                2004 PLAN
                                     -----------------------------------------------------------------------------
                                              2004                        2003                     2004
                                     ------------------------      -----------------------------------------------
                                                   WEIGHTED                   WEIGHTED                 WEIGHTED
                                                   AVERAGE                     AVERAGE                  AVERAGE
                                                   EXERCISE                   EXERCISE                 EXERCISE
                                     # SHARES       PRICE          # SHARES     PRICE     # SHARES       PRICE
                                     ------------------------      -----------------------------------------------
Outstanding at beginning of year      3,292,775         $1.89      3,003,011      $1.96           0
Granted                                  24,147          1.25        289,764       1.25    1,108,000       $1.25
Exercised                                    --                                                  --
Forfeited                              (365,000)         2.83                                (73,250)       1.25
                                     ----------                    ---------               ---------
Outstanding at end of year            2,951,922          1.74      3,292,775       1.89    1,034,750        1.25
                                     ==========                    =========               =========
Exercisable at end of year            2,951,922          1.74      3,218,509       1.84          --
                                     ==========                    =========               =========


The following summarizes information about stock options at December 31, 2004:

                                                                   OPTIONS EXERCISABLE
                                                                ---------------------------
                       RANGE        WEIGHTED      WEIGHTED                       WEIGHTED
                         OF         AVERAGE       REMAINING                      AVERAGE
      NUMBER          EXERCISE      EXERCISE        LIFE           NUMBER        EXERCISE
   OUTSTANDING         PRICE         PRICE        IN YEARS      EXERCISABLE       PRICE
   ----------------------------------------------------------------------------------------
        437,500         $1.00         $1.00           2.33         437,500         $1.00
      2,246,563          1.25          1.25           5.37       1,211,813          1.25
        469,319          1.88          1.88           2.68         469,319          1.88
        798,290          2.75          2.75           2.06         798,290          2.75
         35,000          3.00          3.00           0.22          35,000          3.00
      ---------                                                  ---------
      3,986,672                       $1.61                      2,951,922         $1.74
      =========                                                  =========


NOTE K - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 are presented below.

                                               2004            2003
                                           ---------------------------
Deferred tax assets:
   Net operating loss carryforward         $8,677,000       $6,976,000
   Depreciation and amortization               84,000           65,000
   Accrued salaries                           318,000          328,000
                                           ---------------------------
   Total deferred tax assets                9,079,000        7,369,000
   Less valuation allowance                 9,079,000        7,369,000
                                           ---------------------------
   Net deferred tax assets                 $        0       $        0
                                           ===========================

As of December 31, 2004, the Company had a net operating loss carryforward of approximately $21,779,000 which will expire from 2011 through 2024. The ability of the Company to utilize its operating loss carryforward in future years may be subject to annual limitations in accordance with provisions of Section 382 of the Internal Revenue Code. The Company has not recorded a benefit from its deferred tax asset because realization of the benefit is uncertain. Accordingly, a valuation allowance, which increased by approximately $1,710,000 and $1,253,000 during

2004 and 2003, respectively, has been provided for the full amount of the deferred tax assets.

                                                            RATE
     Reconciliation of income tax rate:               2004       2003
                                                  -------------------------
        Federal statutory tax rate                       34  %      34  %
        State taxes                                       4          6
        Permanent differences and other                 (13)       (10)
        Valuation allowance                             (25)       (30)
                                                  -------------------------
        Effective tax rate                                0  %       0  %
                                                  =========================

NOTE L - OPERATING LEASE OBLIGATIONS

The Company is obligated, under an operating lease for its facility (through a related party). This lease expires on January 31, 2006. The operating lease provides for minimum annual rental payments as follows:

     YEAR ENDING DECEMBER 31,           AMOUNT
     ------------------------         ----------
        2005                          $ 118,546
        2006                              9,912
                                      ---------
                                      $ 128,458
                                      =========

NOTE M - CAPITALIZED LEASE OBLIGATIONS

The Company has two capital leases to finance the acquisition computer equipment. At December 31, 2004 the future minimum payments required under such leases are summarized as follows:


          YEAR                                                     LEASE (1)      LEASE (2)        TOTAL
                                                                  ----------------------------------------
          2005                                                    $  66,574      $ 366,020      $  432,594
          2006                                                       81,720        575,924         657,644
          2007                                                       20,430              0          20,430
                                                                  ----------------------------------------
       Total minimum lease payments                                 168,724        941,944       1,110,668
       Less amounts representing interest                                 0        100,527         100,527
                                                                  ----------------------------------------
       Present value of minimum lease payment                       168,724        841,417       1,010,141
       Less current portion of capital lease obligations             66,574        295,416         361,990
                                                                  ----------------------------------------
       Long-term portion of capital lease obligations             $ 102,150      $ 546,001      $  648,151
                                                                  ========================================


(1) The lease is secured by the underlying equipment, and no interest expense based on renegotiated terms in 2004, and is payable monthly through March 2007. Pursuant to FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," in connection with the debt restructuring, no interest expense will be recorded on future minimum payments and the Company has recorded a gain on forgiveness of debt in the amount of $36,290 in 2004.

(2) The lease is secured by the underlying equipment and by an irrevocable standby letter of credit opened by a stockholder/director in the Company's behalf as required by the Company's equipment lease agreement, which is to be retained for the entire term of the lease obligation. The lease agreement has an interest rate of 10.0% and is payable monthly through December 2006 (see Note I).



NOTE N - OTHER NOTES PAYABLE, LONG-TERM

On July 22, 2004, in connection with the reverse merger, $494,038 of accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. All principal and accrued interest on the notes shall be due and payable in full on July 22, 2007. The payees have a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company's next round of equity financing subsequent to July 22, 2004, on the same terms and conditions as applicable to all other purchasers of such equity securities. As of December 31, 2004, the total accrued interest on the notes payable amounted to $8,721.

NOTE O - DISCONTINUED OPERATIONS

Effective June 30, 2004, the Company discontinued the operations of its wholly owned subsidiary Precision Type, Inc. Accordingly, Precision Type's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at December 31, 2004 and 2003 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the years ended December 31, 2004 and 2003.


                                                                  EAR ENDED DECEMBER 31
                                                               ---------------------------
Statements of Operations:                                              2004          2003
-------------------------                                      ---------------------------
Net sales - font software products                                  $41,942      $191,017
Cost of sales                                                        18,636        84,829
                                                               ---------------------------
Gross profit                                                         23,306       106,188
General, selling and administrative expenses                         14,859        18,640
                                                               ---------------------------
      Net income from discontinued operations                        $8,447       $87,548
                                                               ===========================


Summarized financial information of discontinued
      operations is as follows:                                         DECEMBER 31,
                                                               ---------------------------
Balance Sheets:                                                       2004           2003
---------------                                                ---------------------------
Cash                                                                    $0         $6,386
Accounts receivable, net                                                 0          1,433
Inventory                                                                0          6,515
Prepaid expenses and other current assets                                0         13,845
Fixed assets, net                                                        0            199
                                                               ---------------------------
      Total assets of discontinued operations                            0         28,378
                                                               ---------------------------
Accounts payable and accrued expenses                              195,708        353,265
Notes payable, current                                              28,755         31,277
                                                               ---------------------------
      Total current liabilities of discontinued operations         224,463        384,542
Notes payable, non-current                                          64,138         69,745
                                                               ---------------------------
      Total liabilities of discontinued operations                 288,601        454,287
                                                               ---------------------------
      Net liabilities of discontinued operations                  $288,601       $425,909
                                                               ===========================


NOTE P - DEFERRED OFFICERS' COMPENSATION

On July 31, 2002, the Company entered into the Salary Adjustment Agreement (the "Agreement") with its President and certain of its vice-presidents (the "Officers/Stockholders"). The Agreement, which was authorized by the Company's Board of Directors, provided that the Officers/Stockholders (i) voluntarily accept a 25% reduction in salary for the period commencing August 1, 2002 and
(ii) agree to defer the receipt of $1,376,240 in accrued but unpaid salaries (this amount was reduced to $811,137 after deducting authorized payments of $565,103), until the Company achieves positive cash flow, in exchange for (a) the immediate grant of an aggregate total of 777,167 five-year stock options with an exercise price of $1.25 per share, (b) the monthly grant of an aggregate of 24,147 five-year stock options at an exercise price at $1.25 per share commencing August 2002, which aggregated 434,646 stock options between August 2002 and January 2004, (c) the automatic 100% vesting of 766,570 unvested previously held stock options and (d) an exercise period of five years from the date of the Agreement for any previously held stock options. This arrangement would cease upon the return of the executives to their previous salaries. Conditions for reinstatement of salaries were either (i) raising a minimum of $1,500,000 in gross proceeds in a fund raising (excluding any funding from the Company's largest shareholder) or (ii) the Company achieving positive cash flow in excess of $75,000 in any quarter from operations. As of January 31, 2004, the Company had raised capital in excess of $1,500,000 in defined gross proceeds, and consequently restored the officers to their prior salaries and ceased the monthly issuance of stock options. The deferred salaries were charged to expense as earned and are included in accrued salaries on the accompanying balance sheets.

The stock option grants and modifications were accounted for in accordance with APB Opinion No 25 and FASB Interpretation 44 Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No 25.

In connection with the reverse merger consummated July 22, 2004, two of the Officers/Stockholders each converted $100,000 of amounts due them for accrued salaries into 80,000 shares of common stock of the Company at $1.25 per share. At December 31, 2004, accrued but unpaid salaries totaled $1,529,555 (this amount was reduced to $587,407 after deducting authorized payments of $942,148).


NOTE Q - DEFERRED SALES FEE

On November 29, 2002, as amended on June 15, 2004, the Company and its major customer entered into an Electronic Software and Distribution and Site Location Agreement (Software Agreement), which expires June 14, 2008, as amended. As part of the Agreement, on June 15, 2004, the Company granted the customer a warrant to purchase 1,456,124 shares of common stock at $.01 per share in recognition of the sales benefit of the Agreement to the Company. Upon consummation of the private placement and reverse merger, in accordance with the terms of the Software Agreement, this warrant was automatically exchanged for the right to acquire 266,154 shares of Company common stock. These shares are issuable, 66,540 shares upon consummation of the reverse merger, and 66,540 shares on each of the two years subsequent to the anniversary date of the agreement and, assuming the agreement remains in effect on each date, 66,534 on the final anniversary date.

These shares have been valued at $1.25 per share totaling $332,693 and have been recorded as a "Deferred Sales Fee" and reflected as a reduction to equity, to be amortized over the term of the Software Agreement. For the period from June 15, 2004 to December 31, 2004, $45,045 has been amortized as a selling expense.

NOTE R - COMMITMENTS

Upon the consummation of the merger, the board of directors of the Company approved a five-year employment agreement with the President and Chief Executive Officer, providing for a base annual compensation of $195,000, certain fringe benefits and bonus compensation and/or stock options as determined by the board of directors.

NOTE S - SIGNIFICANT CUSTOMERS

For the year ended December 31, 2004 two customers accounted for 60.3% and 39.7% of net sales, respectively. One of these customers accounted for 100% of net sales for the year ended December 31, 2003.