Form 10QSB
period 2005-03-31
PROTOCALL TECHNOLOGIES INC
filed 2005-05-16
CIK 1171180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended MARCH 31, 2005    Commission File Number: 333-86498


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

     As of May 16, 2005, there were 25,383,710 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                                                                                 DECEMBER 31,
                                                                                          MARCH 31, 2005             2004
                                                                                        -------------------     ---------------
                                                                                             (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
    Cash                                                                                 $          839,952    $      2,133,223
    Accounts receivable, net                                                                         69,227              64,301
    Inventory                                                                                        17,904              21,919
                                                                                           -----------------     ---------------
         Total current assets                                                                       927,083           2,219,443

Property and equipment, net                                                                         943,683           1,067,819
Other Assets                                                                                        197,692             219,211

                                                                                           -----------------     ---------------

         TOTAL ASSETS                                                                   $         2,068,458   $       3,506,473
                                                                                           =================     ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                                     $          433,588    $        418,514
    Accrued expenses                                                                                417,869             500,132
    Notes payable to officers/stockholders                                                           18,802              18,802
    Accrued salaries - officers/stockholders                                                        584,091             587,407
    Other liabilities                                                                                27,300              30,750
    Current portion of obligations under capital leases                                             430,558             361,990
    Net liabilities of discontinued operations                                                      208,108             224,463
                                                                                           -----------------     ---------------
          Total current liabilities                                                               2,120,316           2,142,058

Net liabilities of discontinued operations, less current portion                                     60,272              64,138
Obligations under capital leases, less current portion                                              496,258             648,151
Other notes payable - related parties, including accrued interest                                   507,700             502,759
                                                                                           -----------------     ---------------
         Total liabilities                                                                        3,184,546           3,357,106
                                                                                           -----------------     ---------------
Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $0.001 par value, 100,000,000 shares authorized, 25,383,710 issued
       and outstanding at March 31, 2005 and December 31, 2004                                       25,383              25,383
    Additional paid-in capital                                                                   33,396,313          33,381,197
    Deferred sales fee, net                                                                        (266,858)           (287,648)
    Stock subscription receivable                                                                                        (6,665)
    Accumulated deficit                                                                         (34,270,926)        (32,962,900)
                                                                                           -----------------     ---------------

          Total stockholders' (deficit) equity                                                   (1,116,088)            149,367
                                                                                           -----------------     ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                          $         2,068,458   $       3,506,473
                                                                                           =================     ===============

See notes to condensed consolidated financial statements




              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                              --------------------- ----------------
                                                                                      2005               2004
                                                                              --------------------- ----------------
                                                                                              (UNAUDITED)

Net sales                                                                      $          101,581   $         22,985
Cost of sales                                                                              73,079             17,880
                                                                                 ----------------    ---------------

Gross profit                                                                               28,502              5,105
                                                                                 ----------------    ---------------

Selling, general and administrative expenses                                            1,249,943            992,235
Research and development expenses                                                          50,758             30,239
                                                                                 ----------------    ---------------

Operating loss                                                                         (1,272,199)        (1,017,369)

Interest expense, including amortization of debt discounts and beneficial
    conversion feature                                                                    (51,317)          (543,114)
Other income                                                                               15,490              4,200
                                                                                 ----------------    ---------------

Net loss from continuing operations                                                    (1,308,026)        (1,556,283)

Income from discontinued operations                                                             0              4,513
                                                                                 ----------------    ---------------

Net loss                                                                       $       (1,308,026)  $     (1,551,770)
                                                                                 ================    ===============

Per share data-basic and diluted:
    Loss before discontinued operations                                                     $(.05)             $(.24)
    Income from discontinued operations                                                       .00                .00
                                                                                 ----------------    ---------------
Net loss                                                                                    $(.05)             $(.24)
                                                                                 ================    ===============

Weighted average number of shares-basic and diluted                                    25,383,710          6,480,271
                                                                                 ================    ===============


See notes to condensed consolidated financial statements



                       PROTOCALL TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                ------------------------------------------
                                                                                       2005                  2004
                                                                                -------------------    -------------------
                                                                                    (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                               $(1,308,026)           $(1,556,283)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      162,624                 72,213
       Amortization of deferred financing costs                                                --                 64,221
       Equity compensation cost                                                            20,116                     --
       Noncash financing and interest expenses                                                 --                225,008
       Subscription receivable write-off                                                    1,665                     --
       Amortization of deferred lease costs                                                19,478                 19,479
    Changes in:
       Accounts receivable                                                                 (4,926)               (17,352)
       Inventory                                                                            4,015                (16,225)
       Prepaid expenses and other current assets                                               --                 24,033
       Other assets                                                                         1,433                (25,389)
       Accounts payable and accrued expenses                                              (67,189)               130,580
       Other liabilities                                                                   (3,450)                27,423
       Accrued salaries                                                                    (3,316)               (10,859)
       Notes payable to officers/stockholders                                                  --                (14,752)
       Accrued interest on notes payable                                                       --                221,832
       Accrued interest on other notes payable                                              4,941                     --
       Net cash (used in) provided by discontinued operations                             (20,221)                28,567
                                                                                -------------------   --------------------
               Net cash used in operating activities                                   (1,192,856)              (827,504)
                                                                                -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (17,090)               (20,587)
                                                                                -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes payable to stockholder                                           510,000
    Proceeds from issuance of convertible notes payable to others                                                181,000
    Cash overdraft                                                                                                64,665
    Prepayments of private offering costs                                                                        (45,680)
    Repayment of convertible note interest                                                                        (1,345)
    Repayment of capitalized lease obligations                                            (83,325)               (14,793)
                                                                                -------------------   --------------------
               Net cash (used in) provided by financing activities                        (83,325)               693,847
                                                                                -------------------   --------------------
NET DECREASE IN CASH                                                                   (1,293,271)              (154,244)
CASH - BEGINNING OF PERIOD                                                              2,133,223                154,244
                                                                                -------------------   --------------------
CASH - END OF PERIOD                                                                     $839,952                     $0
                                                                                ===================   ====================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                            $22,092                 $6,265
    Non cash transactions:
      Debt discount and beneficial conversion feature on convertible and
      nonconvertible notes                                                                     --               $355,924


See notes to condensed consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]    DESCRIPTION OF BUSINESS:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its SoftwareToGo(R) product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. SoftwareToGo(R) (the "System") is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute its System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company's retail customers. The Company intends to vigorously pursue an expansion of available products to include music, audio books, console video games and movies. Management of the Company believes the Company's technology is readily adaptable to other digital products without additional significant investment.

Precision Type Inc., which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on June 30, 2004 (see Note E).

The Company incurred net losses for the three months ended March 31, 2005 and 2004 of $1,308,026 and $1,551,770, respectively, and has an accumulated deficit of $34,270,926 at March 31, 2005. Significantly contributing to the accumulated deficit in 2004 was the cost associated with the expansion of the Company's electronic software distribution system's capabilities to distribute additional digitally-stored products, as well as significant interest expense related to the Company's notes payable, which were converted to equity upon the consummation of the closing of the reverse merger on July 22, 2004 (see Note A
(3)). Through March 31, 2005, the Company has been dependent upon investments through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

[2]   GOING CONCERN

As of April 30, 2005, the Company had a cash balance of approximately $428,000. Based upon the Company's current cash forecast and financial condition, it will require additional cash resources during June 2005. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through both public and private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses, liabilities, capital expenditures and potentially cease doing business. The Company is currently in discussions with investment banking firms and potential investors regarding an equity financing consisting of an issuance of either common stock or preferred stock. Management has determined that it is unlikely that the Company would be successful in obtaining bank or other debt financing. The Company has no current commitments for additional funding. There can be no assurance that the Company will be successful in obtaining additional financing. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

[3]   REVERSE MERGER AND 2004 PRIVATE OFFERING

On July 22, 2004, the Company completed a recapitalization in the form of a "reverse merger" transaction with Quality Exchange, Inc. ("QEI") in which QEI acquired all the outstanding capital stock of the Company, in consideration for the issuance of 16,733,074 shares of QEI's common stock, representing 65.9% of the outstanding QEI stock. Prior to the completion of the reverse merger, QEI redeemed and cancelled 7,875,000 shares of its 9,000,000 outstanding shares of common stock for $15,000 and the transfer of all of its assets and liabilities to its majority stockholder. The reverse merger was completed pursuant to an Agreement of Merger and Plan of Reorganization, dated as of July 22, 2004. Immediately following the closing of the

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004


reverse merger, QEI changed its name to Protocall Technologies Incorporated. Concurrent with the closing of the reverse merger, the Company completed a private offering of 5,859,200 shares of common stock at a price of $1.25 per share, and received net proceeds of approximately $6,300,000 including $1,825,000 in proceeds from 10% bridge convertible promissory notes issued between April 8, 2004 and June 10, 2004. The Company issued 1,666,436 shares of its common stock as private offering fees to the placement agent in the reverse merger. In addition, concurrently with the closing of the above transactions, creditors of the Company converted an aggregate of approximately $8.6 million of debt to common stock of the Company. A stockholder/director of the Company forgave $1,099,915 of accrued interest upon the consummation of the reverse merger and concurrent private offering.

In addition, 17,647,377 of the Company's warrants were exchanged for 3,384,793 shares of QEI common stock. As part of the reverse merger, warrants to purchase 1,774,219 shares of the Company's common stock and stock options to purchase 2,951,922 shares of the Company's common stock were converted into identical QEI shares of common stock.

For accounting purposes, the Company is considered the acquirer in the reverse merger transaction and, consequently, the financial statements of the Company are the historical financial statements of Protocall Technologies Incorporated, and the reverse merger has been treated as a recapitalization of Protocall Technologies Incorporated.

[4]   REVENUE RECOGNITION:

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

[5]   USE OF ESTIMATES:

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

[6]   ACCOUNTING FOR STOCK OPTIONS:

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

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated, as follows:


                                                        THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------
                                                           2005             2004
                                                     ----------------- ----------------
           Net loss as reported                          $(1,308,026)     $(1,551,770)
           Stock-based employee compensation
             expense included in reported net loss,
             net of related tax effects                       20,116                0
           Stock-based employee compensation
             determined under the fair value based
             method                                         (317,029)         (36,072)
                                                     ----------------- ----------------
           Pro forma net loss                            $(1,604,939)     $(1,587,842)
                                                     ================= ================



PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004


           Net loss per share (basic and diluted):
                 As reported                                   $(.05)           $(.24)
                                                     ================= ================
                 Pro forma                                     $(.06)           $(.25)
                                                     ================= ================

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------
                                                           2005             2004
                                                      ---------------- ----------------
           Risk-free interest rate                              3.88%            2.25%
           Expected life of options                             5.00             3.00
           Expected dividend yield                              0.00%            0.00%
           Expected volatility                                 139.6%           50.00%
           Weighted average fair value                         $1.20             $.45


[7]   LOSS PER SHARE AND COMMON SHARE EQUIVALENT:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:


                                                      THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------
                                                         2005              2004
                                                    ----------------------------------
           Stock Options                                6,133,432         3,316,922
           Warrants                                     1,774,219        17,719,871
           Convertible notes                                   --         2,344,703
                                                    ----------------------------------
           Total dilutive shares                        7,907,651        23,381,496
                                                    ==================================

NOTE B - RELATED PARTY TRANSACTIONS

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on behalf of the Company as required by an equipment lease agreement, for the entire term of the lease obligation, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions:
50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. The Company is contingently liable for the amounts of the letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of noncompliance with the terms of the lease agreement.

NOTE C - STOCK OPTION PLANS

On March 24, 2000, the Company adopted a stock incentive plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the "2000 Plan"). The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant. Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee"). Outstanding options must generally be exercised within ten years from the date of grant. The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee. In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Through March 31, 2005, no stock appreciation rights or shares of stock had been awarded under the 2000 Plan.

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004


Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the "2004 Plan") under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company's 2005 annual meeting of stockholders. In November 2004, the Board of Directors increased the number of shares available under the plan to 2,000,000 and in March 2005, a further increase to 4,500,000 shares was authorized by the Board of Directors. As of March 31, 2005, options to purchase 2,624,510 shares of common stock have been granted but not yet ratified pursuant to the 2004 Plan including 275,000 options to independent directors, each with exercise prices of $1.25 or $1.35 per share. Non-employee director options vest quarterly over a one-year period and are exercisable over a five-year period. All other options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods. Stock options granted pursuant to the 2004 Plan will not be recorded as compensation for accounting purposes until the stockholders ratify the 2004 Stock Option Plan. If the stockholders ratify the plan, the Company will be required to value the stock options at their intrinsic value on the date of ratification. The value will be equal to the per share price difference between the exercise price and the fair value of the common stock on the date of ratification multiplied by the 2,624,510 options granted as of March 31, 2005. This value will be expensed over the respective vesting periods of the options. Had the 2004 Plan been ratified on March 31, 2005 when the Company's stock price was equal to $1.05 per share, the options would have had no intrinsic value.

NOTE D - OTHER NOTES PAYABLE, LONG-TERM

On July 22, 2004, in connection with the reverse merger, $494,038 (of which $414,565 is due to a related party) of accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. All principal and accrued interest on the notes are due and payable in full on July 22, 2007. The payees have a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company's next round of equity financing subsequent to July 22, 2004, on the same terms and conditions as applicable to all other purchasers of such equity securities. As of March 31, 2005, the total accrued interest on the notes payable amounted to $13,662.

NOTE E - DISCONTINUED OPERATIONS

Since 1998, the Company has focused substantially all of its time and resources on its SoftwareToGo system. With the completion of the development and the beginning of the commercialization of that system, effective June 30, 2004, the Company discontinued the operations of its wholly-owned subsidiary Precision Type, Inc. Accordingly, Precision Type's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at March 31, 2005 and 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the three months ended March 31, 2005 and 2004.

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004



Summarized financial information of discontinued operations is as follows:


                                                                            THREE MONTHS ENDED MARCH 31
STATEMENTS OF OPERATIONS:                                                       2005              2004
                                                                         ------------------ ---------------
Net sales - font software products                                                  --             $26,264
Cost of sales                                                                       --              13,667
                                                                         ------------------ ---------------
Gross profit                                                                        --              12,597
General, selling and administrative expenses                                        --               8,084
                                                                         ------------------ ---------------
      Net income from discontinued operations                                       --              $4,513
                                                                         ================== ===============

                                                                               MARCH 31,      DECEMBER 31,
NET LIABILITIES:                                                                 2005            2004
                                                                         ------------------ ----------------
Accounts payable and accrued expenses                                            $179,353         $195,708
Notes payable, current                                                             28,755           28,755
                                                                         ------------------ ----------------
      Total current liabilities of discontinued operations                        208,108          224,463
Notes payable, non-current                                                         60,272           64,138
                                                                         ------------------ ----------------
      Total liabilities of discontinued operations                                268,380          288,601
                                                                         ------------------ ----------------
      Net liabilities of discontinued operations                                 $268,380         $288,601
                                                                         ================== ================

NOTE F - DEFERRED OFFICERS' COMPENSATION

On July 31, 2002, the Company entered into a Salary Adjustment Agreement (the "Agreement") with its President and certain of its vice presidents (the "Officers/Stockholders"). The Agreement, which was authorized by the Company's Board of Directors, provided that the Officers/Stockholders (i) voluntarily accept a 25% reduction in salary for the period commencing August 1, 2002 and
(ii) agree to defer the receipt of $1,376,240 in accrued but unpaid salaries (this amount was reduced to $811,137 after deducting authorized payments of $565,103), until the Company achieves positive cash flow, in exchange for (a) the immediate grant of an aggregate total of 777,167 five-year stock options with an exercise price at $1.25 per share, (b) the monthly grant of an aggregate of 24,147 five-year stock options at an exercise price of $1.25 per share commencing August 2002, which aggregated 434,646 stock options between August 2002 and January 2004, (c) the automatic 100% vesting of 766,570 unvested previously held stock options and (d) an exercise period of five years from the date of the Agreement for any previously held stock options. This arrangement would cease upon the return of the executives to their previous salaries. Conditions for reinstatement of salaries were either (i) raising a minimum of $1,500,000 in gross proceeds in a fund raising (excluding any funding from the Company's largest shareholder) or (ii) the Company achieving positive cash flow in excess of $75,000 in any quarter from operations. As of January 31, 2004, the Company had raised capital in excess of $1,500,000 in gross proceeds, and consequently restored the officers to their prior salaries and ceased the monthly issuance of stock options. The deferred salaries were charged to expense as earned and are included in accrued salaries on the accompanying balance sheets.

The stock option grants and modifications were accounted for in accordance with APB Opinion No. 25 and FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No 25.

In connection with the reverse merger, two of the Officers/Stockholders each converted $100,000 of amounts due them for accrued salaries into 80,000 shares of common stock of the Company at $1.25 per share.

At December 31, 2004, accrued but unpaid salaries totaled $1,529,555 (this amount was reduced to $587,407 after deducting authorized payments of $942,148). At March 31, 2005, accrued but unpaid salaries totaled $1,526,239 (this amount was reduced to $584,091 after deducting authorized payments of $942,148).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company, which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. We discontinued these activities simultaneously with the merger by the sale of that business to Quality Exchange's principal shareholder. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange which then changed its name to Protocall Technologies Incorporated. Since our business is that of Protocall only, the former officers of Protocall were appointed to the same positions in our company and the former Protocall stockholders received a majority of our common stock in the reverse merger, the merger was accounted for as a recapitalization of Protocall, and the information in this report is that of Protocall.

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

REVENUE MODEL

We employ two revenue models in our existing retailer agreements: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers. Under the "bricks and mortar" revenue model, which is applicable to our agreement with CompUSA and a recently signed pilot agreement with a national retailer, we license content, integrate, install and maintain SoftwareToGo site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within our stores as well as an appropriate location for the Order Fulfillment Station, and provides SoftwareToGo system promotion. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

For online and catalog retailers, which is applicable to our agreement with TigerDirect.com, the business model differs somewhat. For these retailers, a high-capacity SoftwareToGo Order Fulfillment Station is used without the need for a Product Preview Station. The system can be installed either at our facilities or at the customer's shipping center. If the system is installed at our facility, the system is operated by us and our employees ship the products. Under this model, we expect much higher capacity utilization for the Order Fulfillment Station and, consequently, a faster payback on deployed capital.

We secure the right to replicate titles through licensing agreements with software publishers, paying a licensing fee to each publisher per product vended. In instances where a consumer returns SoftwareToGo-produced products, the publisher license fee is credited to us.

We expect to be able to improve our licensing terms as the number of installed SoftwareToGo sites increase. Because our agreements with publishers provide for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay us for the software produced by the SoftwareToGo system, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not prepay or guarantee any minimum license fees to publishers. Our agreements provide for a fixed selling price for each product licensed through our system. We invoice our customers on a monthly basis, based on 30-day payment terms, for each unit sold during the prior month.

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

The accounting policies that we follow are set forth in Note A to our condensed consolidated financial statements as included in this report. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

REVENUE RECOGNITION

We recognize revenue from retailers' sales of product through our software delivery system and through catalogues, upon delivery to the retail customer or consumer.

Revenue from the license or sale of software products and font reference guide books from our discontinued business was recognized when the products were delivered or shipped to the customer.

Part of our marketing strategy to acquire new consumers includes retail promotions in which we pay retailers if they are successful in marketing software products on our system to consumers. These payments are recorded as a reduction in revenue in accordance with EITF No. 01-9. As a result of this accounting treatment, these payments, which we consider to be marketing costs, are not included in marketing expense, but instead, recorded as a reduction in revenue. Estimated customer rebates are reflected as a reduction in revenue in the period that the related sale is recorded. Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

NET LOSS FROM CONTINUING OPERATIONS. We had net losses from continuing operations of $1,308,026 and $1,556,283 for the three months ended March 31, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

NET INCOME FROM DISCONTINUED OPERATIONS. Precision Type had net income of $0 and $4,513 for the three months ended March 31, 2005 and 2004, respectively.

NET SALES. Net sales for the three months ended March 31, 2005 increased $78,596, or 341.9%, to $101,581 compared to $22,985 for the three months ended March 31, 2004. This increase is principally due to sales to TigerDirect.com, which began in August 2004.

GROSS PROFIT. Gross profit for the three months ended March 31, 2005 was $28,502, or 28.1% of net sales, as compared to $5,105, or 22.2% of net sales, for the comparable period ended March 31, 2004. The increase in gross profit percentage is due to a change in our product mix to products with higher margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, or R&D, increased $20,519 or 67.9%, from $30,239 to $50,758, for the three months ended March 31, 2005 as compared to the same period ended March 31, 2004. The increase in R&D was primarily due to enhancements made to the latest version of our SoftwareToGo system during the first quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $257,708, or 26.0%, to $1,249,943 for the three months ended March 31, 2005 from $992,235 for the three months ended March 31, 2004.

Payroll expenses increased $46,108, or 9.7%, to $520,739 in 2005 from $474,631 in 2004, due primarily to additional personnel from the same period a year ago. Depreciation and amortization expense increased $90,410 in 2005, or 125.2%, to $162,624 from $72,214 in 2004, due principally to the depreciation associated with fixed assets acquired during 2004 in connection with the CompUSA deployment. Consulting expenses increased $97,986 in 2005, or 275.6%, to $133,538 from $35,552 in 2004, due to the use of outside consultants to assist in financing, marketing and accounting matters associated with becoming a public company in July 2004. Marketing expenses increased $34,674 in 2005, or 57.4%, to $95,110 from $60,436 in 2004, due to increased marketing of our SoftwareToGo system. Professional fees increased $97,995 in 2005, or 760.5%, to $110,880 from $12,885 in 2004, principally due to legal and accounting expenses related to public reporting requirements.

INTEREST AND FINANCE CHARGES. Interest and finance expenses combined decreased by $491,797, or 90.6%, to $51,317 from $543,114 for the three months ended March 31, 2005 compared to the year three months ended March 31, 2004.

Interest expense decreased $202,570, or 86.4%, to $31,838 from $234,408, for 2005 as compared to 2004. The decrease in interest expense was due to the conversion of over $8 million of debt into common stock in connection with the reverse merger and private offering during July 2004.

Finance expense decreased $289,227, or 93.7%, to $19,479 from $308,706 for 2005 as compared to 2004. This decrease was primarily due to the fact that the balance of unamortized debt discount was written-off upon the conversion of the related debt to equity in connection with the reverse merger in July 2004.

OTHER INCOME. Other income increased $11,290, or 268.8%, to $15,490 for the three months ended March 31, 2005, from $4,200 for the three months ended March 31, 2004. This increase was primarily due to interest income on greater average cash balances resulting from the July 2004 private offering.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, our working capital deficit amounted to $1,193,231 as compared with working capital of $77,385 at December 31, 2004. At March 31, 2005, we had an accumulated deficit in the amount of $34,270,926. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.

As of April 30, 2005, we had a cash balance of approximately $428,000. Based upon our current cash forecast, operating plan and financial condition we will require additional cash resources during June 2005. Until such time as we can rely on revenues generated from operations, we will continue to seek additional sources of financing through both public and private offerings. Accordingly, if we fail to obtain additional financing, we will be required to substantially reduce and defer payments of operating expenses, liabilities, capital expenditures and potentially cease doing business. We are currently in discussions with investment banking firms and potential investors regarding an equity financing consisting of an issuance of either common stock or preferred stock. Management has determined that it is unlikely that we would be successful in obtaining bank or other debt financing. We have no current commitments for additional funding. There can be no assurance that we will be successful in obtaining additional financing. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements in this report contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgments and assumptions as of the date of this report. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are frequently accompanied by the use of such words as "may," "will," "anticipates," "plans," "believes," "expects," "projects," "intends," "seeks," "anticipates," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, our early stage of development, significant losses incurred to date and expected in the future, which can have a detrimental effect on the long-term capital appreciation of our common stock, our need for subsequent funding, our current dependence on two retailers, our dependence on continuing relationships with our software publishers, the length of the publisher license acquisition process, the unproven nature of software-on-demand technology, and the fact that a significant number of our shares may be eligible for sale pursuant to a pending registration statement.

Any one of these or other risks, uncertainties, other factors or any inaccurate judgments and assumptions could cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date any such statements were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our filings from time to time with the U.S. Securities and Exchange Commission, which we strongly urge you to read and consider, including the "Investment Considerations" and the "Cautionary Factors That May Affect Future Results" as set forth in our 2004 Annual Report on Form 10-KSB, all of which may be accessed from the SEC's website at www.sec.gov. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

ITEM 3 - CONTROLS AND PROCEDURES

As required by U.S. Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         31.1  Certification of Principal Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Date:  May 16, 2005

                         PROTOCALL TECHNOLOGIES INCORPORATED

                         By: /s/Bruce Newman
                             ---------------------------------------------------
                             Bruce Newman, President and Chief Executive Officer (Principal Executive Officer)

                         By: /s/Don Hoffmann
                             ---------------------------------------------------
                             Don Hoffmann, Vice President and Chief Operating Officer
                             (Principal Financial Officer and Principal
                             Accounting Officer)