Form 10QSB
period 2005-06-30
PROTOCALL TECHNOLOGIES INC
filed 2005-08-15
CIK 1171180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended JUNE 30, 2005      Commission File Number: 0-5111




                       PROTOCALL TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)


            NEVADA                                   41-2033500
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
      of incorporation)


                      47 MALL DRIVE, COMMACK, NY 11725-5717
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (631) 543-3655
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)
--------------------------------------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15, 2005, there were 27,500,666 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                                                                                                                   DECEMBER 31,
                                                                                            JUNE 30, 2005              2004
                                                                                         ------------------    --------------------
                                                                                             (UNAUDITED)             (AUDITED)
ASSETS
Current assets:
    Cash                                                                                 $          991,682    $      2,133,223
    Accounts receivable, net                                                                         59,418              64,301
    Inventory                                                                                        43,489              21,919
                                                                                         ------------------    --------------------
         Total current assets                                                                     1,094,589           2,219,443

Property and equipment, net                                                                         819,281           1,067,819
Other Assets                                                                                        179,581             219,211
                                                                                        -------------------    --------------------

         TOTAL ASSETS                                                                   $         2,093,451    $      3,506,473
                                                                                        ===================    ====================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                                     $          474,004    $        418,514
    Accrued expenses                                                                                627,871             500,132
    Notes payable to officers/stockholders                                                            7,927              18,802
    Accrued salaries - officers/stockholders                                                        438,833             587,407
    Other liabilities                                                                                27,030              30,750
    Current portion of obligations under capital leases                                             500,642             361,990
    Net liabilities of discontinued operations                                                      208,902             224,463
                                                                                         ------------------    --------------------
          Total current liabilities                                                               2,285,209           2,142,058

Net liabilities of discontinued operations, less current portion                                     60,272              64,138
Obligations under capital leases, less current portion                                              341,063             648,151
Other notes payable - related parties, including accrued interest                                   512,640             502,759
                                                                                         ------------------    --------------------

          Total liabilities                                                                       3,199,184           3,357,106
                                                                                         ------------------    --------------------

 Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $0.001 par value, 100,000,000 shares authorized, 27,500,666 issued and
       outstanding at June 30, 2005 and 25,383,710 at December 31, 2004                              27,501              25,383
    Additional paid-in capital                                                                   34,796,625          33,381,197
    Deferred sales fee, net                                                                        (246,068)           (287,648)
    Stock subscription receivable                                                                      --                (6,665)
    Accumulated deficit                                                                         (35,683,791)        (32,962,900)
                                                                                         -------------------   --------------------

          Total stockholders' (deficit) equity                                                   (1,105,733)            149,367
                                                                                         -------------------   --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                           $        2,093,451    $      3,506,473
                                                                                         ===================   ====================






See notes to condensed consolidated financial statements

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                              SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                                        -----------------------------------      ----------------------------------
                                                                2005                 2004                   2005              2004
                                                        -----------------------------------      ----------------------------------
                                                                      (UNAUDITED)                             (UNAUDITED)

Net sales                                               $        200,971       $     51,091      $        99,390   $        28,106
Cost of sales                                                    148,792             40,570               75,713            22,690
                                                         ---------------       -------------       --------------    --------------

Gross profit                                                      52,179             10,521               23,677             5,416
                                                         ---------------      -------------       --------------    --------------

Selling, general and administrative expenses                   2,626,322          2,038,259            1,376,379         1,046,024
Research and development expenses                                 95,158             75,163               44,400            44,924
                                                         ---------------      -------------       --------------    --------------

Operating loss                                                (2,669,301)        (2,102,901)          (1,397,102)       (1,085,532)

Interest expense, including amortization of debt
    discounts and beneficial conversion feature
                                                                  89,886          1,381,421               38,569           838,307
Other income                                                     (38,296)          (314,604)             (22,806)         (310,404)
                                                         ----------------     --------------      ---------------   ---------------

Net loss from continuing operations                           (2,720,891)        (3,169,718)          (1,412,865)       (1,613,435)

Income from discontinued operations                                   --              5,807                   --             1,294
                                                         ----------------     --------------      ---------------   ---------------

Net loss                                                $     (2,720,891)    $   (3,163,911)     $    (1,412,865)  $    (1,612,141)
                                                         ================     ==============      ===============   ===============

Per share data-basic and diluted:
    Loss before discontinued operations                 $           (.11)    $         (.49)     $          (.05)  $          (.25)
    Income from discontinued operations                              .00                .00                  .00               .00
                                                         ----------------     --------------      ---------------   ---------------
Net loss                                                $           (.11)    $         (.49)     $          (.05)  $          (.25)
                                                         ================     ==============      ===============   ===============

Weighted average number of shares-basic and
    diluted                                                   25,592,060          6,480,271           25,798,121         6,480,271
                                                         ================     ==============      ================  ===============

See notes to condensed consolidated financial statements

                       PROTOCALL TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                           --------------------------------------
                                                                                                2005                  2004
                                                                                           --------------------------------------
                                                                                             (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                                        $(2,720,891)           $(3,169,718)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                               326,207                147,894
       Disposal of fixed assets                                                                     10,938                     --
       Amortization of deferred financing costs                                                         --                 88,826
       Equity compensation cost                                                                     86,976                     --
       Noncash financing and interest expenses                                                          --                638,575
       Subscription receivable write-off                                                             1,665                     --
       Settlement of trade notes and accounts payable                                                   --                303,404
       Amortization of deferred lease costs                                                         24,525                 38,959
    Changes in:
       Accounts receivable                                                                           4,883                (11,897)
       Inventory                                                                                   (21,570)               (13,963)
       Prepaid expenses and other current assets                                                    13,889                (60,938)
       Other assets                                                                                     --               (484,967)
       Accounts payable and accrued expenses                                                       183,229                (51,000)
       Other liabilities                                                                            (3,720)                    --
       Accrued salaries                                                                           (148,574)                    --
       Notes payable to officers/stockholders                                                      (10,875)                    --
       Accrued interest on notes payable -current                                                       --                334,381
       Accrued interest on other notes payable                                                       9,881                104,363
       Net cash (used in) provided by discontinued operations                                      (19,427)                38,114
                                                                                           ----------------          ---------------
               Net cash used in operating activities                                            (2,262,864)            (2,097,967)
                                                                                           ----------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (45,811)               (43,260)
                                                                                           ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes payable to stockholder                                  --                181,000
    Proceeds from issuance of convertible notes payable to others                                       --              1,335,000
    Proceeds from issuance of interim notes to stockholder                                              --                595,000
    Proceeds from issuance of interim notes to others                                                   --                500,000
    Net proceeds from issuance of common stock in private offering                               1,335,570                     --
    Additional fees associated with private placements                                                  --                (49,839)
    Repayment of loan to officer/stockholder                                                            --                 (9,871)
    Repayment of capitalized lease obligations                                                    (168,436)               (25,723)
                                                                                           ---------------          ---------------
               Net cash provided by financing activities                                         1,167,134              2,525,567
                                                                                           ---------------          ---------------

NET (DECREASE) INCREASE IN CASH                                                                 (1,141,541)               384,340

CASH - BEGINNING OF PERIOD                                                                       2,133,223                154,243
                                                                                           ---------------          ---------------
CASH - END OF PERIOD                                                                              $991,682               $538,583
                                                                                           ===============          ===============


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                                     $43,688                $18,191
      Income taxes                                                                                      --                    616
    Noncash transactions:
      Issuance of warrants in connection with Software Distribution and Site
         Agreement                                                                                      --               $332,693
      Debt discount and beneficial conversion feature on convertible and nonconvertible
        notes                                                                                           --                968,710

See notes to condensed consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]    DESCRIPTION OF BUSINESS:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its SoftwareToGo(R) product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. SoftwareToGo(R) (the "System") is a software display, storage and production system, similar in size to an Automated Teller Machine . The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute the System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company's retail customers. The Company intends to vigorously pursue an expansion of available products to include music, audio books, console video games and movies. Management of the Company believes the Company's technology is readily adaptable to other digital products without additional significant investment.

Precision Type Inc., which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on June 30, 2004 (see Note E).

The Company incurred net losses for the six months ended June 30, 2005 and 2004 of $2,720,891 and $3,163,911, respectively, and has an accumulated deficit of $35,683,791 at June 30, 2005. Significantly contributing to the accumulated deficit in 2004 was the cost associated with the expansion of the Company's electronic software distribution system's capabilities to distribute additional digitally stored products, as well as significant interest expense related to the Company's notes payable, which were converted to equity upon the consummation of the closing of the reverse merger on July 22, 2004 (see Note A
(4)). Through June 30, 2005, the Company has been dependent upon investments through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

[2]    JUNE 2005 PRIVATE OFFERING

In June 2005, the Company entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, the Company sold 1,986,302 shares of the Company's Common Stock, par value $0.001 per share, at $.73 per share, and warrants (the "Warrants") to purchase up to 993,151 shares of the Company's Common Stock, for an aggregate of $1,450,000 ($1,335,570 net of finder's fee and various other expenses). The Company intends to use the net proceeds of the private offering primarily for funding of working capital.

The Warrants have an exercise price of $1.00 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement, is subject to further adjustment if the Company issues any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders.

[3]    GOING CONCERN

As of July 22, 2005, the Company had a cash balance of approximately $700,000. Based upon the Company's current cash forecast and financial condition, it will require additional cash resources during September 2005. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through both public and private offerings. The Company believes that it has enough cash to continue as a going concern until September 2005 based upon its current rate of negative cash flow. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses, liabilities, capital expenditures

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

and potentially cease doing business. The Company is currently in discussions with investment banking firms and potential investors regarding additional equity financings consisting of issuances of either common stock, preferred stock or convertible debt with associated attached warrants as well as short-term debt with attached warrants. Management has determined that it is unlikely that the Company would be successful in obtaining bank financing. The Company has no current commitments for additional funding. There can be no assurance that the Company will be successful in obtaining additional financing. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

[4]    REVERSE MERGER AND 2004 PRIVATE OFFERING

On July 22, 2004, the Company completed a recapitalization in the form of a "reverse merger" transaction with Quality Exchange, Inc. ("QEI"), in which QEI acquired all the outstanding capital stock of the Company in consideration for the issuance of 16,733,074 shares of QEI's common stock, representing 65.9% of the outstanding QEI stock. Prior to the completion of the reverse merger, QEI redeemed and cancelled 7,875,000 shares of its 9,000,000 outstanding shares of common stock for $15,000 and the transfer of all of its assets and liabilities to its majority stockholder. The reverse merger was completed pursuant to an Agreement of Merger and Plan of Reorganization, dated as of July 22, 2004. Immediately following the closing of the reverse merger, QEI changed its name to Protocall Technologies Incorporated. Concurrent with the closing of the reverse merger, the Company completed a private offering of 5,859,200 shares of common stock at a price of $1.25 per share, and received net proceeds of approximately $6,300,000 including $1,825,000 in proceeds from 10% bridge convertible promissory notes issued between April 8, 2004 and June 10, 2004. The Company issued 1,666,436 shares of its common stock as private offering fees to the placement agent in the reverse merger. In addition, concurrently with the closing of the above transactions, creditors of the Company converted an aggregate of approximately $8.6 million of debt to common stock of the Company. A stockholder/director of the Company forgave $1,099,915 of accrued interest upon the consummation of the reverse merger and concurrent private offering.

In addition, 17,647,377 of the Company's warrants were exchanged for 3,384,793 shares of QEI common stock. As part of the reverse merger, warrants to purchase 1,774,219 shares of the Company's common stock and stock options to purchase 2,951,922 shares of the Company's common stock were converted into identical QEI warrants and stock options.

For accounting purposes, the Company is considered the acquirer in the reverse merger transaction and, consequently, the financial statements of the Company are the historical financial statements of Protocall Technologies Incorporated, and the reverse merger has been treated as a recapitalization of Protocall Technologies Incorporated.

[5]    REVENUE RECOGNITION

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

[6]    USE OF ESTIMATES

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

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

[7]    ACCOUNTING FOR STOCK OPTIONS

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

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated, as follows:




                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           2005                 2004
                                                                   -------------------------------------
           Net loss as reported                                        $(2,720,891)         $(3,163,911)
           Stock-based employee compensation
             expense included in reported net loss,
             net of related tax effects                                     86,976                    0
           Stock-based employee compensation
             determined under the fair value based
             method                                                       (376,797)             (38,857)
                                                                   -------------------------------------
           Pro forma net loss                                          $(3,010,712)         $(3,202,768)
                                                                   =====================================

           Net loss per share (basic and diluted):
                 As reported                                                 $(.11)               $(.49)
                                                                   =====================================
                 Pro forma                                                   $(.12)               $(.49)
                                                                   =====================================

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:



                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           2005                 2004
                                                                   -------------------------------------
           Risk-free interest rate                                            3.81%               2.44%
           Expected life of options                                            4.98               3.00
           Expected dividend yield                                            0.00%               0.00%
           Expected volatility                                              143.91%              50.00%
           Weighted average fair value                                         $.93               $.45



[8]    LOSS PER SHARE AND COMMON SHARE EQUIVALENT

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:



                                                                       SIX MONTHS ENDED JUNE 30,
                                                                        2005              2004
                                                                   -------------------------------------
           Stock Options                                                 7,057,885           3,201,922
           Warrants                                                      2,648,008          19,033,595
           Convertible notes                                                    --           5,986,551
                                                                   -------------------------------------
           Total dilutive shares                                         9,705,893          28,222,068
                                                                   =====================================


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

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

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

NOTE C - STOCK OPTION PLANS

On March 24, 2000, the Company adopted a stock incentive plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the "2000 Plan"). The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant. Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee"). Outstanding options must generally be exercised within ten years from the date of grant. The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee. In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Through June 30, 2005, no stock appreciation rights or shares of stock had been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the "2004 Plan") under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company's 2005 annual meeting of stockholders. In November 2004, the Board of Directors increased the number of shares available under the plan to 2,000,000 and in March 2005, a further increase to 4,500,000 shares was authorized by the Board of Directors. As of June 30, 2005, options to purchase 4,263,177 shares of common stock have been granted pursuant to the 2004 Plan including 675,000 options to independent directors, with exercise prices ranging between $.85 and $1.35 per share. Non-employee director options vest quarterly over a one-year period and are exercisable over either five- or ten-year periods. All employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods. Stock options granted pursuant to the 2004 Plan were ratified during the Company's annual stockholder meeting held on May 18, 2005. Since the Company's stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings.

NOTE D - OTHER NOTES PAYABLE, LONG-TERM

On July 22, 2004, in connection with the reverse merger, $494,038 ($414,565 of this amount is due to a related party) of previously accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. All principal and accrued interest on the notes are due and payable in full on July 22, 2007. The payees have a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company's next round of equity financing subsequent to July 22, 2004, on the same terms and conditions as applicable to all other purchasers of such equity securities. As of June 30, 2005, the total accrued interest on the notes payable amounted to $18,602.

NOTE E - DISCONTINUED OPERATIONS

Since 1998, the Company has focused substantially all of its time and resources on its SoftwareToGo system. With the completion of the development and the beginning of the commercialization of that system, effective June 30, 2004, the Company discontinued the operations of its wholly-owned subsidiary Precision Type, Inc. Accordingly, Precision Type's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at June 30, 2005 and 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the six months ended June 30, 2005 and 2004.

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Summarized financial information of discontinued operations is as follows:
                                                                             SIX MONTHS ENDED JUNE 30
STATEMENTS OF OPERATIONS:                                                      2005              2004
                                                                         ------------------ ---------------
Net sales - font software products                                                  --             $38,905
Cost of sales                                                                       --              18,071
                                                                         ------------------ ---------------
Gross profit                                                                        --              20,834
General, selling and administrative expenses                                        --              15,027
                                                                         ------------------ ---------------
      Net income from discontinued operations                                       --              $5,807
                                                                         ================== ===============

                                                                             JUNE 30,        DECEMBER 31,
NET LIABILITIES:                                                               2005              2004
                                                                        ------------------ ----------------
Accounts payable and accrued expenses                                            $180,147         $195,708
Notes payable, current                                                             28,755           28,755
                                                                        ------------------ ----------------
      Total current liabilities of discontinued operations                        208,902          224,463
Notes payable, non-current                                                         60,272           64,138
                                                                        ------------------ ----------------
      Total liabilities of discontinued operations                                269,174          288,601
                                                                        ------------------ ----------------
      Net liabilities of discontinued operations                                 $269,174         $288,601
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

At December 31, 2004, accrued but unpaid salaries totaled $1,529,555 (this amount was reduced to $587,407 after deducting authorized payments of $942,148). Pursuant to the June 10, 2005 resignation and consulting agreement with the Company's former President and Chief Executive Officer, accrued salaries were reduced by $669,506 ($111,125 net of authorized payments of $558,381). At June 30, 2005, accrued but unpaid salaries totaled $822,625 ($438,833 after deducting authorized payments of $383,792).


NOTE G - SUBSEQUENT EVENTS

On July 15, 2005, the Company finalized a Letter of Engagement with an unrelated third party, pursuant to which the third party agreed to implement a marketing program, and, to the extent the Company requests, to assist it in business development and strategic advisory and investor relations services. The Letter of

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004


Engagement has an initial term of 12 months and is terminable by either party at any time thereafter upon 30 days' prior written notice. In consideration for the services to be provided, the Company agreed to pay $12,500 per month and issued a fully vested Warrant to purchase 1,600,000 shares of the Company's common stock, with an exercise price of $.88 per share. The Warrant expires on June 7, 2008, is subject to antidilution adjustments and contains a cashless exercise feature. The Company agreed to include the shares of common stock issuable upon exercise of the Warrant in a registration statement under the Securities Act of 1933, and to file such registration statement with the U.S. Securities and Exchange Commission prior to September 9, 2005. The Warrant is not exercisable if such exercise would cause the beneficial ownership to be 5% or more of the outstanding shares of the Company's common stock following such exercise. The Company will record a noncash charge against earnings of approximately $2.4 million during the three months ended September 30, 2005, which represents the fair value of the Warrant on the date of issuance, calculated utilizing the Black-Scholes option-pricing model.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company, which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. We discontinued these activities simultaneously with the merger by the sale of that business to Quality Exchange's principal shareholder. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange, which then changed its name to Protocall Technologies Incorporated. Since our business is that of Protocall only, the former officers of Protocall were appointed to the same positions in our company and the former Protocall stockholders received a majority of our common stock in the reverse merger, the merger was accounted for as a recapitalization of Protocall, and the information in this report is that of Protocall.

For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K dated July 22, 2004 and filed with the SEC on August 6, 2004.

In June 2005, we entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and issued for no additional consideration warrants to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder's fee and various other expenses). The warrants have an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.

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

Effective June 13, 2005, Bruce Newman is no longer the President and Chief Executive Officer of our company. Effective July 1, 2005, Mark Benedikt became our Chief Executive Officer, as reported in our Current Reports on Form 8-K and 8-K/A as filed with the SEC on June 17, 2005 and July 20, 2005, respectively. Mr. Benedikt has been a member of our Board of Directors since April 15, 2005 and has chaired the Technology Committee, and has also served as our interim Chief Technology Officer.

Due to very limited revenues to date, management has not yet developed nor relied on any key performance indicators to assess our business.


REVENUE MODEL

We employ two revenue models in our existing retailer agreements: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers. Under the "bricks and mortar" revenue model, which is applicable to our agreement with CompUSA and a recently signed pilot agreement with a major wholesaler/retailer, we license content, integrate, install and maintain SoftwareToGo site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within our stores as well as an appropriate location for the Order Fulfillment Station, and provides SoftwareToGo system promotion. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

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

We expect to be able to improve our licensing terms as the number of installed SoftwareToGo sites increase. Because our agreements with publishers provide for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay us for the software produced by the

SoftwareToGo system, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not prepay or guarantee any minimum license fees to publishers. Our agreements provide for a variable selling price for each product licensed through our system. We invoice our customers on a monthly basis, based on 30-day payment terms, for each unit sold during the prior month.

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

The accounting policies that we follow are set forth in Note A to our condensed consolidated financial statements as included in this report and our Annual Report on Form 10-KSB for the year ended December 31, 2004. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

NET LOSS FROM CONTINUING OPERATIONS. We had net losses from continuing operations of $1,412,865 and $1,613,435 for the three months ended June 30, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

NET INCOME FROM DISCONTINUED OPERATIONS. Precision Type had net income of $0 and $1,294 for the three months ended June 30, 2005 and 2004, respectively.

NET SALES. Net sales for the three months ended June 30, 2005 increased $71,284, or 253.6%, to $99,390 compared to $28,106 for the three months ended June 30, 2004. This increase is principally due to sales resulting from the addition of TigerDirect.com as a customer in August 2004.

GROSS PROFIT. Gross profit for the three months ended June 30, 2005 was $23,677, or 23.8% of net sales, as compared to $5,416, or 19.3% of net sales, for the comparable period ended June 30, 2004. The increase in gross profit percentage is due to a change in our product mix to products with higher margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, or R&D, decreased insignificantly by $524 or 1.2%, from $44,924 to $44,400, for the three months ended June 30, 2005 as compared to the same period ended June 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $330,355, or 31.6%, to $1,376,379 for the three months ended June 30, 2005 from $1,046,024 for the three months ended June 30, 2004.

Depreciation and amortization expense increased $87,904 in 2005, or 116.2%, to $163,583 from $75,679 in 2004, due principally to the depreciation associated with fixed assets acquired during 2004 in connection with the CompUSA deployment. Salaries increased $108,877 in 2005, or 26.1%, to $526,221 from $417,344 in 2004, due primarily to a net charge of $128,905 incurred in connection with the resignation and consulting agreement that we entered into with our former President and Chief Executive Officer.

INTEREST AND FINANCE CHARGES. Interest and finance expenses combined decreased by $799,738, or 95.4%, to $38,569 from $838,307 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Interest expense decreased $265,431, or 93.3%, to $19,089 from $284,520, for 2005 as compared to 2004. The decrease in interest expense was due to the conversion of over $8 million of debt into common stock in connection with the reverse merger and private offering during July 2004.

Finance expense decreased $534,307, or 96.5%, to $19,480 from $553,787 for 2005 as compared to 2004. This decrease was primarily due to the balance of unamortized debt discount that was written-off upon the conversion of the related debt to equity in connection with the reverse merger in July 2004.

OTHER INCOME. Other income decreased $287,598, or 92.7%, to $22,806 for the three months ended June 30, 2005, from $310,404 for the three months ended June 30, 2004. This decrease was primarily due to forgiveness of debt recorded by the Company during the second quarter of 2004.



RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

NET LOSS FROM CONTINUING OPERATIONS. We had net losses from continuing operations of $2,720,891 and $3,169,718 for the six months ended June 30, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

NET INCOME FROM DISCONTINUED OPERATIONS. Precision Type had net income of $0 and $5,807 for the six months ended June 30, 2005 and 2004, respectively.

NET SALES. Net sales for the six months ended June 30, 2005 increased $149,880, or 293.4%, to $200,971 compared to $51,091 for the six months ended June 30, 2004. This increase is principally due to sales resulting from the addition of TigerDirect.com as a customer in August 2004.GROSS PROFIT. Gross profit for the six months ended June 30, 2005 was $52,179, or 26.0% of net sales, as compared to $10,521, or 20.6% of net sales, for the comparable period ended June 30, 2004. The increase in gross profit percentage is due to a change in our product mix to products with higher margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, or R&D, increased $19,995 or 26.6%, from $75,163 to $95,158, for the six months ended June 30, 2005 as compared to the same period ended June 30, 2004. The increase in R&D was primarily due to enhancements made to the latest version of our SoftwareToGo system during the first quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $588,063, or 28.9%, to $2,626,322 for the six months ended June 30, 2005 from $2,038,259 for the six months ended June 30, 2004.

Depreciation and amortization expense increased $178,314 in 2005, or 120.6%, to $326,207 from $147,893 in 2004, due principally to the depreciation associated with fixed assets acquired during 2004 in connection with the CompUSA deployment. Salaries increased $134,426 in 2005, or 15.8%, to $985,166 from $850,740 in 2004, due primarily to a net charge of $128,905 incurred in connection with the resignation and consulting agreement that we entered into with our former President and Chief Executive Officer.

INTEREST AND FINANCE CHARGES. Interest and finance expenses combined decreased by $1,291,535, or 93.5%, to $89,886 from $1,381,421 for the six months ended
June 30, 2005 compared to the six months ended June 30, 2004.

Interest expense decreased $468,000, or 90.2%, to $50,928 from $518,928, for 2005 as compared to 2004. The decrease in interest expense was due to the conversion of over $8 million of debt into common stock in connection with the reverse merger and private offering during July 2004.

Finance expense decreased $823,535, or 95.5%, to $38,958 from $862,493 for 2005 as compared to 2004. This decrease was primarily due to the fact that the balance of unamortized debt discount was written-off upon the conversion of the related debt to equity in connection with the reverse merger in July 2004.

OTHER INCOME. Other income decreased $276,308, or 87.8%, to $38,296 for the six months ended June 30, 2005, from $314,604 for the six months ended June 30, 2004. This decrease was primarily due to forgiveness of debt recorded by the Company during the second quarter of 2004.



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, our working capital deficit amounted to $1,190,620 as compared with working capital of $77,385 at December 31, 2004. At June 30, 2005, we had an accumulated deficit in the amount of $35,683,791. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital-raising activities.

In June 2005, we entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and warrants to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder's fee and various other expenses). The warrants have an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The Company intends to use the net proceeds of the private offering primarily for funding of working capital.

The exercise price of the warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of our common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holders.

As of July 22, 2005, we had a cash balance of approximately $700,000. Based upon our current cash forecast and financial condition, we will require additional cash resources during September 2005. Until such time as we can rely on revenues generated from operations, we will continue to seek additional sources of financing through both public and private offerings. We believe that we have enough cash to continue as a going concern until September 2005 based upon its current rate of negative cash flow. Accordingly, if we fail to obtain additional financing, we will be required to substantially reduce and defer payments of operating expenses, liabilities, capital expenditures and potentially cease doing business. We continue to discuss with investment banking firms and potential investors regarding additional equity financing consisting of an issuance of either common stock, preferred stock or convertible debt. Any securities offered in connection with such an equity financing have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Management has determined that it is unlikely that we would be successful in obtaining bank financing. We have no current commitments for additional funding. There can be no assurance that we will be successful in obtaining additional financing. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.


CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements in this report contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgments and assumptions as of the date of this report. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, and are frequently accompanied by the use of such words as "may," "will," "anticipates," "plans," "believes," "expects," "projects," "intends," "seeks," "anticipates," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation, our early stage of development, significant losses incurred to date and expected in the future, which can have a detrimental effect on the long-term capital appreciation of our common stock, our need for subsequent funding, our current dependence on two retailers, our dependence on continuing relationships with our software publishers, the length of the publisher license acquisition process, and the unproven nature of software-on-demand technology.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by U.S. Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of Stockholders of Protocall Technologies Incorporated held on May 18, 2005, 15,137,982 shares of our common stock were present in person or by proxy, constituting 59.6% of the outstanding shares of our common stock entitled to vote. The matters voted upon at the annual meeting were:

Election of Directors: The stockholders elected five directors to our board of directors to serve for a one-year term, until the 2006 annual meeting:

Mark Benedikt
     Votes cast in favor:           15,097,982
     Votes withheld:                    40,000

 Peter Greenfield
     Votes cast in favor:           15,097,982
     Votes withheld:                    40,000

Bruce Newman
     Votes cast in favor:           15,097,982
     Votes withheld:                    40,000

Richard L. Ritchie
     Votes cast in favor:           15,097,982
     Votes withheld:                    40,000

Jed Schutz
     Votes cast in favor:           15,097,982
     Votes withheld:                    40,000


Appointment of Independent Auditors: The stockholders ratified the appointment of Eisner, LLP as our independent auditors for the fiscal year ending December 31, 2005 by the following vote:

     Votes cast in favor:           15,018,026
     Votes cast against:                40,000
     Votes abstaining:                  79,956


Approval of 2004 Stock Option Plan: The stockholders approved our 2004 Stock Option Plan by the following vote:

     Votes cast in favor:           14,679,159
     Votes cast against:               120,933
     Votes abstaining:                 152,890


ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.



REPORTS ON FORM 8-K

          Current Report on Form 8-K filed on April 20, 2005, reporting election of Mark Benedikt to Board of Directors.

          Current Report on Form 8-K filed on May 4, 2005, attaching a letter to stockholders regarding current business initiatives.

          Current Report on Form 8-K filed on June 17, 2005 (Amendment No. 1 filed on July 20, 2005), regarding the appointment of Mark Benedikt as Chief Executive Officer and withdrawal of registration statement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005

                       PROTOCALL TECHNOLOGIES INCORPORATED

                       By: /s/ Mark Benedikt
                           -----------------------------------------------------
                           Mark Benedikt, Chief Executive Officer
                           (Principal Executive Officer)


                       By: /s/ Donald J. Hoffmann
                           -----------------------------------------------------
                           Donald J. Hoffmann, Vice President and
                           Chief Operating Officer
                           (Principal Financial Officer and Principal
                           Accounting Officer)