Form 10QSB
period 2005-09-30
PROTOCALL TECHNOLOGIES INC
filed 2005-11-15
CIK 1171180

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended SEPTEMBER 30, 2005  Commission File Number: 0-5111




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



                      47 MALL DRIVE, COMMACK, NY 11725-5717
                    (Address of principal executive offices)

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of November 14, 2005, there were 32,210,793 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [ X ]

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                                                                                 DECEMBER 31,
                                                                                        SEPTEMBER 30, 2005           2004
                                                                                        -------------------     ---------------
                                                                                             (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
    Cash                                                                                $           590,507     $     2,133,223
    Accounts receivable, net                                                                         73,520              64,301
    Inventory                                                                                        37,091              21,919
    Prepaid expenses and other current assets                                                        79,573                  --
                                                                                        -------------------     ---------------
         Total current assets                                                                       780,691           2,219,443

Property and equipment, net                                                                         682,548           1,067,819
Other Assets                                                                                        143,060             219,211
                                                                                        -------------------     ---------------

         TOTAL ASSETS                                                                   $         1,606,299     $     3,506,473
                                                                                        ===================     ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                                    $           525,309     $       418,514
    Accrued expenses                                                                                616,925             500,132
    Notes payable to officers/stockholders                                                            7,927              18,802
    Accrued salaries - officers/stockholders                                                        407,335             587,407
    Other liabilities                                                                                26,530              30,750
    Current portion of obligations under capital leases                                             569,535             361,990
    Net liabilities of discontinued operations                                                      207,802             224,463
                                                                                        -------------------     ---------------
          Total current liabilities                                                               2,361,363           2,142,058

Net liabilities of discontinued operations, less current portion                                     56,160              64,138
Obligations under capital leases, less current portion                                              179,325             648,151
Other notes payable - related parties, including accrued interest                                   517,580             502,759
                                                                                        -------------------     ---------------

         Total liabilities                                                                        3,114,428           3,357,106
                                                                                        -------------------     ---------------

 Commitments and contingencies

Stockholders' (deficit) equity:
    Common stock, $0.001 par value, 100,000,000 shares authorized, 32,210,793 issued
       and outstanding at September 30, 2005 and 25,383,710 at December 31, 2004                     32,211              25,383
    Additional paid-in capital                                                                   35,507,175          33,381,197
    Deferred sales fee, net                                                                        (225,278)           (287,648)
    Stock subscription receivable                                                                        --              (6,665)
    Accumulated deficit                                                                         (36,822,237)        (32,962,900)
                                                                                        -------------------     ---------------

          Total stockholders' (deficit) equity                                                   (1,508,129)            149,367
                                                                                        -------------------     ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                          $         1,606,299     $     3,506,473
                                                                                        -------------------     ---------------

See notes to condensed consolidated financial statements

                                      PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    NINE MONTHS ENDED SEPTEMBER 30,     THREE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------     ----------------------------------
                                                         2005              2004              2005               2004
                                                    ----------------    -------------    ---------------    --------------
                                                                (UNAUDITED)                       (UNAUDITED)

Net sales                                         $          341,857  $       121,874  $         140,886  $         70,783
Cost of sales                                                256,734           87,863            107,942            47,293
                                                    ----------------    -------------    ---------------    --------------

Gross profit                                                  85,123           34,011             32,944            23,490
                                                    ----------------    -------------    ---------------    --------------

Selling, general and administrative expenses               3,730,961        3,420,287          1,104,639         1,382,028
Research and development expenses                            127,845          115,445             32,687            40,282
                                                    ----------------    -------------    ---------------    --------------

Operating loss                                           (3,773,683)      (3,501,721)        (1,104,382)       (1,398,820)

Interest expense, including amortization of
    debt discounts and beneficial conversion
    feature                                                  133,987        2,129,645             44,101           748,224
Other income                                                (48,333)        (361,942)           (10,038)          (47,338)
                                                    ----------------    -------------    ---------------    --------------

Net loss from continuing operations                      (3,859,337)      (5,269,424)        (1,138,445)       (2,099,706)

Income from discontinued operations                               --            5,807                 --                --
                                                    ----------------    -------------    ---------------    --------------

Net loss                                          $      (3,859,337)  $   (5,263,617)  $     (1,138,445)  $    (2,099,706)
                                                    ================    =============    ===============    ==============

Per share data - basic and diluted:
    Loss before discontinued operations           $            (.15)  $         (.46) $            (.04)  $          (.10)
    Income from discontinued operations                          --               --                 --                --
                                                    ----------------    -------------    ---------------    --------------
Net loss                                          $            (.15)  $         (.46) $            (.04)  $          (.10)
                                                    ================    =============    ===============    ==============

Weighted average number of shares-basic and
diluted                                                   26,490,872       11,401,642         28,217,424        21,137,399
                                                    ================    =============    ===============    ==============

See notes to condensed consolidated financial statements

                       PROTOCALL TECHNOLOGIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------------------
                                                                                       2005                  2004
                                                                                ------------------------------------------
                                                                                    (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                            $ (3,859,337)       $   (5,269,424)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    491,144               250,403
       Amortization of deferred financing costs                                              --               213,789
       Amortization of deferred lease costs                                              58,437                58,437
       Equity compensation cost                                                          86,976                    --
       Noncash financing and interest expenses                                               --             1,093,116
       Common stock and warrants issued as placement fees                                    --               112,467
       Subscription receivable write-off                                                  1,665                    --
       Settlement of trade notes and accounts payable                                   (15,750)             (344,654)
    Changes in:                                                                                                    --
       Accounts receivable                                                               (9,219)              (53,189)
       Inventory                                                                        (15,172)                  350
       Prepaid expenses and other current assets                                        (63,683)              (36,777)
       Accounts payable and accrued expenses                                            239,338              (130,051)
       Other liabilities                                                                 (4,220)              (11,692)
       Accrued salaries                                                                (180,072)              (19,738)
       Notes payable to officers/stockholders                                           (10,875)                   --
       Accrued interest on notes payable - current                                           --               104,363
       Accrued interest on notes payable - related parties                               14,821               414,598
       Net cash used in discontinued operations                                         (24,639)              (14,684)
                                                                                -------------------   --------------------
               Net cash used in operating activities                                 (3,290,586)           (3,632,686)
                                                                                -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (41,679)             (187,305)
                                                                                -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible notes payable to others                            --                181,000
    Proceeds from issuance of interim notes to others                                        --              1,325,000
    Proceeds from issuance of convertible bridge notes to others                             --                500,000
    Proceeds from issuance of interim notes to stockholder                                   --                595,000
    Net proceeds from issuance of common stock in private offerings                   2,050,830              4,482,104
    Repayment of capitalized lease obligations                                         (261,281)               (27,561)
                                                                                -------------------   --------------------
               Net cash provided by financing activities                              1,789,549              7,055,543
                                                                                -------------------   --------------------

NET (DECREASE) INCREASE IN CASH                                                      (1,542,716)             3,235,552
CASH - BEGINNING OF PERIOD                                                            2,133,223                154,244
                                                                                -------------------   --------------------
CASH - END OF PERIOD                                                              $     590,507         $    3,389,796
                                                                                ===================   ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                          $61,345                $30,937
      Income taxes                                                                        1,832                    816
    Noncash transactions:
      Issuance of warrants in  connection  with Software  Distribution  and Site
      Agreement                                                                              --                332,693
      Conversion of accrued officers' salaries to equity                                     --                200,000
      Contribution to capital for forgiveness of debt                                        --              1,099,915
      Conversion of notes payable to equity                                                  --              9,397,256
      Conversion of trade debt to equity                                                     --                781,571
      Debt  discount  and  beneficial  conversion  feature  on  convertible  and
      nonconvertible notes                                                                   --                637,058

See notes to condensed consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]    DESCRIPTION OF BUSINESS:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its SoftwareToGo(R) product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. SoftwareToGo(R) (the "System") is a software display, storage and production system, similar in size to an Automated Teller Machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute the System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company's retail customers. The Company intends to vigorously pursue an expansion of available products to include music, audio books, console video games and movies. Management of the Company believes the Company's technology is readily adaptable to other digital products without additional significant investment.

Precision Type Inc., which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on September 30, 2004 (see Note E).

The Company incurred net losses for the nine months ended September 30, 2005 and 2004 of $3,859,337 and $5,263,617, respectively, and has an accumulated deficit of $36,822,237 at September 30, 2005. Through September 30, 2005, the Company has been dependent upon investments through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

[2]   2005 PRIVATE OFFERINGS

In June 2005, the Company entered into a series of securities purchase agreements with a limited number of investors in a private placement. In connection with the private placement, the Company sold 1,986,302 shares of the Company's Common Stock, par value $0.001 per share, at $.73 per share, and warrants (the "June Warrants") to purchase up to 993,151 shares of the Company's Common Stock, for an aggregate of $1,450,000 ($1,335,570 net of a finder's fee and various other expenses). The Company has used the net proceeds of the private offering primarily for funding of working capital.

The June Warrants had an exercise price of $1.00 per share of Common Stock at issuance, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement, is subject to further adjustment if the Company issues any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offering entered into during September 2005 (see below), the Company issued an additional 2,329,174 shares of common stock and adjusted the June Warrants' exercise price to $.336 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold 2,380,952 shares of the Company's Common Stock, par value $0.001 per share, at $.336 per share, and warrants (the "September Warrants") to purchase up to 2,380,952 shares of the Company's Common Stock, for an aggregate of $800,000 ($715,260 net of a finder's fee and various other expenses). The Company has used the net proceeds of the private offering primarily for funding of working capital.

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

The September Warrants have an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement, is subject to further adjustment if the Company issues any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through September 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the September Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders.

[3]   GOING CONCERN

As of November 3, 2005, the Company had a cash balance of approximately $265,000. Based upon the Company's current cash forecast and financial condition, it will require additional cash resources during November 2005. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through both public and private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses, liabilities, capital expenditures and potentially cease doing business. The Company is currently in discussions with investment banking firms and potential investors regarding additional equity financings consisting of issuances of either common stock, preferred stock or convertible debt with associated attached warrants as well as short-term debt with attached warrants. Management has determined that it is unlikely that the Company would be successful in obtaining bank financing. The Company has no current commitments for additional funding. There can be no assurance that the Company will be successful in obtaining additional financing. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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

In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment," an amendment of FASB Statements 123 and 95. FAS No, 123(R) replaced FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement required companies to recognize the fair value of stock options and other stock-based compensation to employees beginning with fiscal periods beginning after June 15, 2005. During the first quarter of 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the adoption of this standard for an additional six months. This means that the Company will be required to implement FAS No, 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The impact on the company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated, as follows:

                                              THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                   2005                2004                2005             2004
                                          ------------------------------------------------------------------------------
Net loss as reported                           $ (1,138,445)        $ (2,099,706)       $ (3,859,337)       $(5,263,617)
Stock-based employee compensation
expense included in reported net loss,
net of related tax effects                                --                   --                  --                 --
Stock-based employee compensation
determined under the fair value based
method                                             (287,195)                   --         (1,161,879)           (38,857)
                                          ------------------------------------------------------------------------------
Pro forma net loss                             $ (1,425,640)        $ (2,099,706)       $ (5,021,216)       $(5,302,474)
                                          ==============================================================================

Net loss per share (basic and diluted):
      As reported                                     $(.04)               $(.10)              $(.15)             $(.46)
                                          ==============================================================================
      Pro forma                                       $(.05)               $(.10)              $(.19)             $(.47)
                                          ==============================================================================


The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                  2005                 2004                2005             2004
                                          ------------------------------------------------------------------------------
Risk-free interest rate                                4.17%                  --              3.84%               2.25%
Expected life of options                                5.00                  --               4.98                3.00
Expected dividend yield                                0.00%                  --              0.00%               0.00%
Expected volatility                                   151.00                  --            144.54%              50.00%
Weighted average fair value                             $.66                  --              $.91                $.45


[8]      LOSS PER SHARE AND COMMON SHARE EQUIVALENT

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

                                                   SEPTEMBER 30,
                                              2005              2004
                                         ---------------- -----------------
Stock Options                                4,985,519         2,951,922
Warrants                                     5,505,150         1,774,219
                                         ---------------- -----------------
Total dilutive shares                       10,490,669         4,726,141
                                         ================ =================


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

NOTE C - STOCK OPTION PLANS

On March 24, 2000, the Company adopted a stock incentive plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the "2000 Plan"). The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant. Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee"). Outstanding options must generally be exercised within ten years from the date of grant. The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee. In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Through September 30, 2005, no stock appreciation rights or shares of stock had been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the "2004 Plan") under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company's 2005 annual meeting of stockholders. In November 2004, the Board of Directors increased the number of shares available under the plan to 2,000,000 and, in March 2005, a further increase to 4,500,000 shares was authorized by the Board of Directors. As of September 30, 2005, options to purchase 2,530,617 shares of common stock have been granted pursuant to the 2004 Plan including 675,000 options to independent directors, with exercise prices ranging between $.72 and $1.35 per share. Non-employee director options vest quarterly over a one-year period and are exercisable over either five- or ten-year periods. All employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods. Stock options granted pursuant to the 2004 Plan were ratified during the Company's annual stockholder meeting held on May 18, 2005. Since the Company's stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings.

NOTE D - OTHER NOTES PAYABLE, LONG-TERM

On July 22, 2004, in connection with the reverse merger, $494,038 ($414,565 of this amount is due to a related party) of previously accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. All principal and accrued interest on the notes are due and payable in full on July 22, 2007. The payees have a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company's next round of equity financing subsequent to July 22, 2004, on the same terms and conditions as applicable to all other

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

purchasers of such equity securities. As of September 30, 2005, the total accrued interest on the notes payable amounted to $23,542.

NOTE E - DISCONTINUED OPERATIONS

Since 1998, the Company has focused substantially all of its time and resources on its SoftwareToGo system. With the completion of the development and the beginning of the commercialization of that system, effective September 30, 2004, the Company discontinued the operations of its wholly-owned subsidiary Precision Type, Inc. Accordingly, Precision Type's assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at September 30, 2005 and 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the Nine months ended September 30, 2005 and 2004.


Summarized financial information of discontinued operations is as follows:

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
STATEMENTS OF OPERATIONS:                                                     2005              2004
                                                                        ------------------ ---------------
Net sales - font software products                                                 --          $    38,905
Cost of sales                                                                      --               18,071
                                                                        ------------------ ---------------
Gross profit                                                                       --               20,834
General, selling and administrative expenses                                       --               15,027
                                                                        ------------------ ---------------
      Net income from discontinued operations                                      --          $     5,807
                                                                        ================== ===============

                                                                           SEPTEMBER 30,      DECEMBER 31,
NET LIABILITIES:                                                               2005              2004
                                                                        ------------------ ----------------
Accounts payable and accrued expenses                                        $   179,047       $   195,708
Notes payable, current                                                            28,755            28,755
                                                                        ------------------ ----------------
      Total current liabilities of discontinued operations                       207,802           224,463
Notes payable, non-current                                                        56,160            64,138
                                                                        ------------------ ----------------
      Total liabilities of discontinued operations                               263,962           288,601
                                                                        ------------------ ----------------
      Net liabilities of discontinued operations                             $   263,962       $   288,601
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

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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

At December 31, 2004, accrued but unpaid salaries totaled $1,529,555 (this amount was reduced to $587,407 after deducting authorized payments of $942,148). Pursuant to the June 10, 2005 resignation and consulting agreement with the Company's former President and Chief Executive Officer, accrued salaries were reduced by $669,506 ($111,125 net of authorized payments of $558,381). At September 30, 2005, accrued but unpaid salaries totaled $791,172 ($407,335 after deducting authorized payments of $383,837).

NOTE G - LEGAL PROCEEDINGS

Upon his termination from employment, the Company's former CEO Mark Benedikt asserted monetary claims under his Employment Agreement with the Company, and by demand dated October 19, 2005, he has sought arbitration of those claims which for purposes of the arbitration demand he has valued at $366,978.96. Should arbitration occur, under the terms of the Employment Agreement it must take place in Seattle, Washington under the rules of the American Arbitration Association. Since the filing of the arbitration demand, Mr. Benedikt has quantified his claims at $150,000 for settlement purposes as follows: Two months' salary, $40,000; two months' severance, $40,000; out-of-pocket expenses, $10,000; legal fees and costs, $25,000 (if settlement can be expedited); stock options, $35,000. Management believes the Company has good and sufficient defenses to the majority of these claims, and in the interest of settlement has indicated a willingness to reimburse verifiable out-of-pocket expenses, allowance of receipt of stock options, together with a nominal additional payment, conditioned upon such payments being scheduled out as appropriate. Accordingly, the Company has recorded charges of $40,000 for two months' severance and $10,000 for out of pocket expenses for which management believes Mr. Benedikt is entitled to and will likely be paid.

The case of First Providence Financial Group, LLC v. Protocall Technologies, Inc., was filed with the American Arbitration Association on or about August 23, 2005. The Demand for Arbitration alleges that the Company breached a Placement Agency Agreement between the parties dated January 26, 2000, and seeks $5 million in damages, plus attorney's fees and costs. On or about September 9, 2005, the Company filed an Answer denying the allegations of the Demand for Arbitration. The Company believes it is likely it will prevail in arbitration and accordingly, has not recorded any charge for any potential settlement.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al., case number GIC 853271, was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The Complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of $200,000, plus interest, attorneys' fees, and costs. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Complaint was sent to the Company by U.S. mail but was not otherwise served upon us. Management of the Company believes it is likely the Company will prevail and accordingly, has not recorded any charges for any potential settlement.

NOTE H - THIRD PARTY AGREEMENT

On July 15, 2005, the Company finalized a Letter of Engagement with an unrelated third party, pursuant to which the third party agreed to implement a marketing program, and, to the extent the Company requests, to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement has an initial term of 12 months and is terminable by either party at any time thereafter upon 30 days' prior written notice. In consideration for the services to be provided, the Company agreed to pay $12,500 per month and issued a fully vested Warrant to purchase 1,600,000 shares of the Company's common stock, with an exercise price of $.88 per share. The Warrant expires on June 7, 2008, is subject to antidilution adjustments and contains a cashless exercise feature. The Company agreed to include the shares of common stock issuable upon exercise of the Warrant in a registration statement under the Securities Act of 1933, and to file such registration statement with the U.S. Securities and Exchange Commission prior to September 9, 2005. The Warrant is not exercisable if such exercise would cause the beneficial ownership to be 5% or more of the outstanding shares of the Company's common stock following such exercise. On

PROTOCALL TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

November 9, 2005, the Company and the third party formalized a settlement terminating their relationship and have agreed to cancel the warrant effective September 2005. Accordingly, the Company has not recorded a noncash charge against earnings representing the value of the Warrant on the date of issuance, calculated utilizing the Black-Scholes option-pricing model.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company, which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. Simultaneously with the merger we sold the business previously conducted by Quality Exchange to Quality Exchange's principal shareholder and therefore discontinued all activities pertaining to Quality Exchange's prior business. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange, which then changed its name to Protocall Technologies Incorporated. Since our business is that of Protocall only, the former officers of Protocall were appointed to the same positions in our company and the former Protocall stockholders received a majority of our common stock in the reverse merger, the merger was accounted for as a recapitalization of Protocall, and the information in this report is that of Protocall.

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

In June 2005, we entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and issued for no additional consideration warrants to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder's fee and various other expenses). The warrants have an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. Due to the private offering entered into during September 2005 (see below), the Company issued an additional 2,329,174 shares of common stock and adjusted the June Warrants' exercise price to $.336 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 2,380,952 shares of the Company's Common Stock, par value $0.001 per share, at $.336 per share, and warrants (the "Warrants") to purchase up to 2,380,952 shares of the Company's Common Stock, for an aggregate of $800,000 ($715,260 net of finder's fee and various other expenses). The Company has used the net proceeds of the private offering primarily for funding of working capital. The Warrants have an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.

Effective June 13, 2005, Bruce Newman was no longer our President and Chief Executive Officer. Effective July 1, 2005, Mark Benedikt became our Chief Executive Officer, as reported in our Current Reports on Form 8-K and 8-K/A as filed with the SEC on June 17, 2005 and July 20, 2005, respectively. As reported in our Current Report on Form 8-K as filed with the SEC on September 12, 2005, on September 2, 2005, Mark Benedikt informed us that he was resigning as a member of our Board of Directors and as our Chief Executive Officer effective immediately. Mr. Benedikt had been a member of our Board of Directors since April 15, 2005 and had chaired the Technology Committee, and had also served as our interim Chief Technology Officer.

As reported in our Current Report on Form 8-K as filed with the SEC on September 12, 2005, on September 8, 2005, each of Jed Schutz, Richard L. Ritchie and Elton Welke informed us that they were resigning as members of our Board of Directors effective immediately. On September 9, 2005, our Board of Directors appointed Donald J. Hoffmann, formerly our Vice President and Chief Operating Officer, as Chief Executive Officer and a member of our Board of Directors. We also appointed Frederick A. Cook, Jr. as a Special Advisor to the Board of Directors. In addition, our Board of Directors elected Bruce Newman, our former President and Chief Executive Officer, to our Board of Directors, where he had previously been a director until June 2005.

Due to very limited revenues to date, management has not yet developed nor relied on any key performance indicators to assess our business.

During the quarter ended September 30, 2005, we agreed with CompUSA Inc. ("CompUSA") to remove our SoftwareToGo system from 15 locations and agreed to cooperate in expanding product selection on the remaining systems. CompUSA currently has 10 systems in stores located in 3 markets in the United States.


REVENUE MODEL

We employ two revenue models in our existing retailer agreements: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers. Under the "bricks and mortar" revenue model, which is applicable to our agreement with CompUSA and a pilot agreement with a major wholesaler/retailer, we license content, integrate, install and maintain SoftwareToGo site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within our stores as well as an appropriate location for the Order Fulfillment Station, and provides SoftwareToGo system promotion. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

The business model differs somewhat for online and catalog retailers, including with regard to our agreement with TigerDirect.com. For these retailers, a high-capacity SoftwareToGo Order Fulfillment Station is used without the need for a Product Preview Station. The system can be installed either at our facilities or at the customer's shipping center. If the system is installed at our facility, the system is operated by us and our employees ship the products. Under this model, we expect much higher capacity utilization for the Order Fulfillment Station and, consequently, a faster payback on deployed capital.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

NET LOSS FROM CONTINUING OPERATIONS. We had net losses from continuing operations of $1,138,445 and $2,099,706 for the three months ended September 30, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

NET SALES. Net sales for the three months ended September 30, 2005 increased $70,103, or 99.0%, to $140,886 compared to $70,783 for the three months ended September 30, 2004. This increase is principally due to sales resulting from the addition of TigerDirect.com as a customer in August 2004.

GROSS PROFIT. Gross profit for the three months ended September 30, 2005 was $32,944, or 23.4% of net sales, as compared to $23,490, or 33.2% of net sales, for the comparable period ended September 30, 2004. The decrease in gross profit percentage is due to a change in our customer mix to a customer with typically lower margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, or R&D, decreased by $7,595 or 18.9%, from $40,282 to $32,687, for the three months ended September 30, 2005 as compared to the same period ended September 30, 2004. This decrease is due to a reduction in the number of research and development personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $277,389, or 20.1%, to $1,104,639 for the three months ended September 30, 2005 from $1,382,028 for the three months ended September 30, 2004.

Marketing expense decreased $80,752, or 63.8%, to $45,818 from $126,570 for the three months ended September 30, 2004. This decrease is principally due to a reduction in the amount of advertising. Depreciation and amortization expense increased $63,148 in 2005, or 61.6%, to $165,658 from $102,510 in 2004, due principally to the depreciation associated with fixed assets acquired during 2004 in connection with the CompUSA deployment. Salaries increased $187,116 in 2005, or 42.5%, to $627,215 from $440,099 in

2004, due primarily to the accrual of $243,750, at June 30, 2005, to be paid to the former President and Chief Executive Officer of the Company over the 15 month period subsequent to his resignation, pursuant to his separation agreement, offset by a reduction in personnel. Consulting expense decreased $319,623 in 2005, or 229.7%, due principally to a reduction in the number of consultants used in 2005.

INTEREST AND FINANCE CHARGES. Interest and finance expenses combined decreased by $704,123, or 94.1%, to $44,101 from $748,224 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Interest expense decreased $102,066, or 80.6%, to $24,622 from $126,688, for 2005 as compared to 2004. The decrease in interest expense was due to the conversion of over $8 million of debt into common stock in connection with the reverse merger and private offering during July 2004.

Finance expense decreased $602,057, or 96.9%, to $19,479 from $621,536 for 2005 as compared to 2004. This decrease was primarily due to the balance of unamortized debt discount that was written-off upon the conversion of the related debt to equity in connection with the reverse merger in July 2004.

OTHER INCOME. Other income decreased $37,300, or 78.8%, to $10,038 for the three months ended September 30, 2005, from $47,338 for the three months ended September 30, 2004. This decrease was primarily due to forgiveness of debt recorded by the Company during the third quarter of 2004.



NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

NET LOSS FROM CONTINUING OPERATIONS. We had net losses from continuing operations of $3,859,337 and $5,263,617 for the nine months ended September 30, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

NET INCOME FROM DISCONTINUED OPERATIONS. Precision Type had net income of $0 and $5,807 for the nine months ended September 30, 2005 and 2004, respectively.

NET SALES. Net sales for the Nine months ended September 30, 2005 increased $219,983, or 180.5%, to $341,857 compared to $121,874 for the Nine months ended September 30, 2004. This increase is principally due to sales resulting from the addition of TigerDirect.com as a customer in August 2004.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2005 was $85,123, or 24.9% of net sales, as compared to $34,011, or 27.9% of net sales, for the comparable period ended September 30, 2004. The decrease in gross profit percentage is due to a change in our customer mix to a customer and products with typically lower margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, or R&D, increased $12,400 or 10.7%, from $115,445 to $127,845, for the nine months ended September 30, 2005 as compared to the same period ended September 30, 2004. The increase in R&D was primarily due to enhancements made to the latest version of our SoftwareToGo system during the first quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $310,674, or 9.1%, to $3,730,961 for the nine months ended September 30, 2005 from $3,420,287 for the nine months ended September 30, 2004.

Depreciation and amortization expense increased $241,463 in 2005, or 96.4%, to $491,866 from $250,403 in 2004, due principally to the depreciation associated with fixed assets acquired during 2004 in connection with the CompUSA deployment. Salaries increased $77,792 in 2005, or 6.0%, to $1,368,632 from $1,290,839 in 2004, due primarily to the accrual of $243,750, at June 30, 2005, to be paid to the former President and Chief Executive Officer of the Company over the 15 month period subsequent to his resignation, pursuant to his separation agreement, offset by a reduction in personnel.

INTEREST AND FINANCE CHARGES. Interest and finance expenses combined decreased by $1,995,658, or 93.7%, to $133,987 from $2,129,645 for the nine months ended
September 30, 2005 as compared to the nine months ended September 30, 2004.

Interest expense decreased $570,066, or 88.3%, to $75,550 from $645,616, for 2005 as compared to 2004. The decrease in interest expense was primarily due to the conversion of over $8 million of debt into common stock in connection with the reverse merger and private offering during July 2004.

Finance expense decreased $1,425,592, or 96.1%, to $58,437 from $1,484,029 for the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease was primarily due to the balance of unamortized debt discount being written-off upon the conversion of the related debt to equity in connection with the reverse merger in July 2004.

OTHER INCOME. Other income decreased $313,608, or 86.6%, to $48,334 for the nine months ended September 30, 2005, from $361,942 for the nine months ended September 30, 2004. This decrease was primarily due to forgiveness of debt recorded by the Company during the second and third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, our working capital deficit amounted to $1,580,672 as compared with working capital of $77,385 at December 31, 2004. At September 30, 2005, we had an accumulated deficit in the amount of $36,822,237. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital-raising activities.

In June 2005, the Company entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, the Company sold 1,986,302 shares of the Company's Common Stock, par value $0.001 per share, at $.73 per share, and warrants (the "June Warrants") to purchase up to 993,151 shares of the Company's Common Stock, for an aggregate of $1,450,000 ($1,335,570 net of finder's fee and various other expenses). The Company has used the net proceeds of the private offering primarily for funding of working capital.

The June Warrants had an exercise price of $1.00 per share of Common Stock at issuance, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement, is subject to further adjustment if the Company issues any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offering entered into during September 2005 (see below), the Company issued an additional 2,329,174 shares of common stock and adjusted the June Warrants' exercise price to $.336 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, the Company entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, the Company sold 2,380,952 shares of the Company's Common Stock, par value $0.001 per share, at $.336 per share, and warrants (the "September Warrants") to purchase up to 2,380,952 shares of the Company's Common Stock, for an aggregate of $800,000 ($715,260 net of finder's fee and various other expenses). The Company has used the net proceeds of the private offering primarily for funding of working capital.

The September Warrants have an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement, is subject to further adjustment if the Company issues any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through September 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the September Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders.

On July 15, 2005, the Company finalized a Letter of Engagement with an unrelated third party, pursuant to which the third party agreed to implement a marketing program, and, to the extent the Company requests, to assist it in business development and strategic advisory and investor relations services. The Letter of Engagement has an initial term of 12 months and is terminable by either party at any time thereafter upon 30 days' prior written notice. In consideration for the services to be provided, the Company agreed to pay $12,500 per month and issued a fully vested Warrant to purchase 1,600,000 shares of the Company's common stock, with an exercise price of $.88 per share. The Warrant expires on June 7, 2008, is subject to antidilution adjustments and contains a cashless exercise feature. The Company agreed to include the shares of common stock issuable upon exercise of the Warrant in a registration statement under the Securities Act of 1933, and to file such registration statement with the U.S. Securities and Exchange Commission prior to September 9, 2005. The Warrant is not exercisable if such exercise would cause the beneficial ownership to be 5% or more of the outstanding shares of the Company's common stock following such exercise. On November 9, 2005, the Company and the third party formalized a settlement terminating their relationship and have agreed to cancel the warrant effective September 2005. Accordingly, the Company has not recorded a noncash charge against earnings representing the value of the Warrant on the date of issuance, calculated utilizing the Black-Scholes option-pricing model.

As of November 3, 2005, we had a cash balance of approximately $265,000. Based upon our current cash forecast and financial condition, we will require additional cash resources during November 2005. Until such time as we can rely on revenues generated from operations, we will continue to seek additional sources of financing through both public and private offerings. We believe that we have enough cash to continue as a going concern until November 2005 based upon our current rate of negative cash flow. Accordingly, if we fail to obtain additional financing, we will be required to substantially reduce and defer payments of operating expenses, liabilities and capital expenditures, and potentially cease doing business. We continue to discuss with investment banking firms and potential investors regarding additional equity financing consisting of an issuance of either common stock, preferred stock or convertible debt. Any securities offered in connection with such an equity financing have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Management has determined that it is unlikely that we would be successful in obtaining bank financing. We have no current commitments for additional funding. There can be no assurance that we will be successful in obtaining additional financing. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.


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

ITEM 3 - CONTROLS AND PROCEDURES

As required by U.S. Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Upon his termination from employment, our former CEO Mark Benedikt asserted monetary claims under his Employment Agreement with us, and by demand dated October 19, 2005, he has sought arbitration of those claims which for purposes of the arbitration demand he has valued at $366,978.96. Should arbitration occur, under the terms of the Employment Agreement it must take place in Seattle, Washington under the rules of the American Arbitration Association. Since the filing of the arbitration demand, Mr. Benedikt has quantified his claims at $150,000 for settlement purposes as follows: Two months' salary, $40,000; two months' severance, $40,000; out-of-pocket expenses, $10,000; legal fees and costs, $25,000 (if settlement can be expedited); stock options, $35,000. We believe we have good and sufficient defenses to the majority of these claims, and in the interest of settlement have indicated a willingness to reimburse verifiable out-of-pocket expenses, allowance of receipt of stock options, together with a nominal additional payment, conditioned upon such payments being scheduled out as appropriate. Accordingly, we have recorded charges of $40,000 for two months' severance and $10,000 for out of pocket expenses for which management believes Mr. Benedikt is entitled to and will likely be paid.


The case of First Providence Financial Group, LLC v. Protocall Technologies, Inc., was filed with the American Arbitration Association on or about August 23, 2005. The Demand for Arbitration alleges that we breached a Placement Agency Agreement between the parties dated January 26, 2000, and seeks $5 million in damages, plus attorney's fees and costs. On or about September 9, 2005, we filed an Answer denying the allegations of the Demand for Arbitration. We believe it is likely we will prevail in arbitration and accordingly, we have not recorded any charge for any potential settlement.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al., case number GIC 853271, was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The Complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum meruit; and (iii) goods sold, and seeks damages of $200,000, plus interest, attorneys' fees, and costs. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Complaint was sent to us by U.S. mail but was not otherwise served upon us. Our management believes it is likely we will prevail and accordingly, we have not recorded any charges for any potential settlement.


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

EXHIBITS

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

Current Report on Form 8-K filed on July 21, 2005 regarding entry into a letter of engagement with Trilogy Capital Partners, Inc. and related warrant.

Current Report on Form 8-K filed on August 2, 2005 regarding completion of private placements.

Current Report on Form 8-K filed on August 2, 2005 reporting election of Elton G Welke to Board of Directors.

Current Report on Form 8-K filed on September 12, 2005 regarding resignation of Mark Benedikt as director and chief executive officer and appointment of replacement chief executive officer and additional directors.

Current Report on Form 8-K filed on October 3, 2005 regarding completion of private placement.

Current Report on Form 8-K filed on October 19, 2005 attaching a press release regarding recent management changes.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2005

                           PROTOCALL TECHNOLOGIES INCORPORATED


                           By: /s/ Donald J. Hoffmann
                               ----------------------------------------
                               Donald J. Hoffmann,  Chief Executive Officer
                               (Principal Executive and Financial Officer and Principal Accounting Officer)