Form 10KSB
period 2005-12-31
PROTOCALL TECHNOLOGIES INC
filed 2006-05-25
CIK 1171180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005	Commission file number: 0-51111

PROTOCALL TECHNOLOGIES INCORPORATED
(Name of small business issuer in its charter)

Nevada	41-2033500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Mall Drive Commack, New York	11725-5717
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (631) 543-3655

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value
$.001 per share

 Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $505,512.

The number of shares outstanding of the issuer’s Common Stock as of March 31, 2006 was 52,216,047 shares.

DOCUMENTS INCORPORATED BY REFERENCE

PROTOCALL TECHNOLOGIES INCORPORATED
2005 FORM 10-KSB ANNUAL REPORT

i

PART I

Item 1. Description of Business

Our Business

Protocall Technologies Incorporated is engaged in the development and commercialization of a proprietary system that enables retailers to produce fully packaged software, movie and television digital media products, on demand, at their stores and at their website fulfillment centers. Our system is an electronic display, storage and CD/DVD production system, similar in size to an ATM cash machine. Each retailer installation of our system is comprised of at least one Product Preview Station, for product merchandising and customer order placement (for walk-in stores), and one Order Fulfillment Station where CD and DVD products are produced and packaged.

Unlike conventional distribution and retailing, our system operates on a platform of virtual inventory, where each product remains in encrypted form on the Order Fulfillment Station until it is burned onto a compact disk (CD), or digital video disk (DVD), thereby reducing or potentially eliminating the need for physical stock at the retail or website location. We believe that our system has the capability to streamline purchases and upgrade offerings of digital media products at traditional sales outlets and will allow these products to be sold in new venues with minimal capital outlays and dedicated floor space. Based on published information, we believe that U.S. retail software sales totaled over $5 billion in 2005, and DVD sales exceeded $22 billion. We expect our revenues to increase as our system gains acceptance among retailers, cataloguers and online distributors. We believe that there are formidable challenges to potential competitors in terms of time and resources that would be required to duplicate our five years of systems development, licensing agreements with content providers, field testing and resolution of content provider security concerns.

Following five years of system development and three rounds of field testing, we commenced commercial rollout of our system in December 2003 at 25 CompUSA retail stores in the Dallas, San Francisco and Seattle markets. Recent discussions with CompUSA to determine what actions to take, if any, in order to continue the existing deployment and/or how to increase per site sales resulted in a mutual agreement to reduce the number of deployed sites from 25 to 10 in October 2005 and to revise software product selection. In August 2004, TigerDirect, a leading online direct marketer and subsidiary of Systemax, Inc., commenced its utilization of our system to fulfill a portion of its online software sales. Our management team believes that in addition to generating sales from these traditional pre-existing channels, our system can also be installed in other types of locations that have not historically sold digital media products due to inventory cost and space constraints.

Our system is currently utilized for delivery of software products under the product name “SoftwareToGo®;” however, we are vigorously pursuing an expansion of available products to include movie and television content. , We believe our technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, we recently announced our new ‘TitleMatch’ system name, which was selected to reflect the inclusion of products other than consumer software.

Our system offers advantages over current physical distribution methods throughout the value chain from content publisher, to retailer and online distributors, to consumer. By offering meaningful value to each constituency along the chain, we believe that our system will be accepted in the general marketplace. By modernizing the distribution of digital media products, we believe our system enhances the availability of these products to consumers. From a content publisher’s perspective, our system accelerates the time to market for new titles, speeds implementation of publisher upgrades (e.g., software patches and revisions), increases exposure for niche content publishers and titles, enhances security to protect against piracy, extends product life cycles and expands the number and variety of outlets selling its content.

We have spent five years negotiating licensing agreements with more than 214 software publishers to distribute select titles through our system. Among our publishers are Atari, Avanquest, IBM, McAfee and Vivendi Universal. We have more than 214 licensing agreements currently covering approximately 1,048 software titles and are in discussions with several major movie studios regarding the licensing their movie and television content for inclusion on our system.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

From a retailer’s perspective, our system can reduce or potentially eliminate the need for inventory, minimize floor space allocated to physical inventory, reduce shipping and inventory tracking, prevent shrinkage and out-of-stock situations, offer better insights into product features (thus reducing potential returns), expand the number of digital media titles available for sale, and improve operating margins. Being able to deliver digital media products on demand to many retail locations can potentially position us to capture market share and to increase the overall size of the market. For consumers, our system can allow an assortment of software, movies and television episodes to be purchased anywhere our system is located, provide a broader selection of titles, ensure consistent in-stock availability for current offerings, and offer product previews so consumers have more information with which to make a purchase decision.

We license products such as software movies and television shows directly from the content publisher or owner and then distribute the products to retailers through our system, with the retailer determining final consumer pricing. License fees paid to the product publishers and content owners are proportional to the retail price of the product. In our relationship with publishers and content owners, we act as a wholesale distributor.

As more fully explained in the section entitled “Factors That May Affect the Future Results of our Business), we are experiencing an extreme shortage of cash. We estimate that cash on hand as of May 23, 2006 will enable us to continue operations through June 2006.

Corporate History and July 2004 Transactions

Protocall Technologies Incorporated was formed in December 1992. In 1998, we began focusing on the development and commercialization of our system. Until 1998, Protocall was primarily focused on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall’s font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current distribution business; however, revenues from the font software business continued through June 2004.

On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. We discontinued these activities simultaneously with the merger by the sale of that business to Quality Exchange’s principal shareholder. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange which then changed its name to Protocall Technologies Incorporated. For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K dated July 22, 2004 and filed with the SEC on August 6, 2004.

Since our business is that of Protocall only, and the former Protocall stockholders control the merged companies, the information in this annual report is that of Protocall as if Protocall had been the registrant for all of the periods presented in this annual report. The section “Management's Discussion and Analysis or Plan of Operation” and the audited consolidated financial statements presented in this annual report are those of Protocall, as these provide the most relevant information about us on a continuing basis.

Our principal executive offices are located at 47 Mall Drive, Commack, New York 11725-5717, and our telephone number is (631) 543-3655. Our website is located at www.protocall.com. Information on our website is not part of this annual report.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Introduction to Technology

Each walk-in store installation of our virtual inventory system is comprised of one or more Product Preview Stations to merchandise available products and an Order Fulfillment Station to produce orders. In the case of installations at internet/catalog retailers, the Product Preview Stations are usually not required. Collectively, these stations are controlled from our rights management servers via a virtual private network.

Retailers can also elect to produce products from the system in quantities in advance of consumer sale, thereby eliminating any change for consumers in how they shop for products produced from the system.

Product Preview Station (PPS)

To help consumers at retail stores quickly find the product they want, the system’s touch-screen Product Preview Station provides intuitive drill-down menus as well as key word and product sorting search options. Product descriptions include screen shots, video trailer promotions, text descriptions, independent product reviews and technical specifications (in the case of software) that, together, provide a more rapid and complete presentation of the product than could be obtained from a conventional package. Retailers can add additional Product Preview Stations to meet their customer traffic requirements. The Product Preview Station is designed to provide a maximum amount of information, including the retail price, in a minimum amount of time.

Once a consumer chooses a title, the Product Preview Station prints a bar-coded order ticket that is used to pay for the selected product at the store’s cashier or customer service area. After payment is made, authorized store personnel produce the selected product using the system’s Order Fulfillment Station.

Order Fulfillment Station (OFS)

The Order Fulfillment Station, which is used to produce the selected product onto CD or DVD media along with associated packaging, is located at the retailer’s store or website fulfillment center. To initiate an order from the OFS, store personnel enter a user-specific password and the product order number that appears on the consumer’s order-ticket. The OFS then automatically connects to our Rights Management Server via a private network connection to register the order and retrieve an order authorization.

The system uses the order authorization to release the selected product onto the CD or DVD media and then prints the content owner’s title-specific graphics and information onto the surface of the disk. Simultaneously, the system prints a title-specific four-color package cover and separate promotional or “getting started” installation sheet in the case of software. As with many software products sold today, product manuals are provided in digital form on the CD and are supplemented by publisher-sponsored online help. The finished CD or DVD, package cover and “getting started” or promotional sheet are placed into a DVD/CD plastic case and the case is sealed to complete the order.

For most titles, the entire process takes several minutes, depending on the content size of the product being produced. Consumption of supplies (CD or DVD, case, packaging and labeling) is tracked electronically and automatically replenished based on system usage. The system uses the latest CD/DVD writer technology and can be scaled to incorporate and handle larger volume orders by integrating up to four CD/DVD writers that process orders simultaneously. A standard two-CD writer system can produce an average of 34 single CD orders per hour and approximately 12 single DVD orders per hour. Products can be made in advance of anticipated sales for display on retail shelves, or they can be produced on-demand as single-item orders.

Research and Product Development

We have conducted research and product development of electronic software distribution systems since 1998. Research and product development expenditures were approximately $150,770 and $153,123 in the years ended December 31, 2005 and 2004, respectively.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Equipment Production, Installation and Support

As more fully described below, we outsource the component purchasing, warehousing, testing and on-site unit assembly to third parties. Unit cost for each installation can range from $1,000 to $40,000, depending on system requirements and configuration, though this cost is expected to decline somewhat over time, assuming the continuing decline in computer hardware prices, of which there can be no assurance. Our system consists of personal computers, data storage equipment and CD/DVD replication equipment, all of which are generally available in the market from numerous suppliers.

Assembly and Installation

We intend to use third party resources if and when we have additional deployments. We believe there are numerous companies that can provide this service.

We have also selected a national enterprise solutions and service provider, GA Services, to perform on-site system installation services to our customers, as well as on-site maintenance and break-fix services. We pay this firm on the basis of each on-site visit.

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

Competitive Position

Virtual Inventory vs. Traditional Software Distribution

Virtual inventory offers advantages over current physical distribution methods throughout the value chain from content owner through retailer to the consumer. By offering value to each constituency along the chain, we believe our system will be generally accepted in the marketplace. The relative advantages to each group are discussed below.

Content Owner Perspective - Virtual inventory provides the following compelling benefits to owners of digital media products:

• Reduction in production costs - By avoiding up-front printing, packaging, shipping and inventory costs, content owners who use our system can potentially expect margins equal to or greater than with conventional distribution.

• Increases distribution exposure for niche content owners and titles - Content from smaller software publishers or movie studios and even niche products from larger content owners are not always carried in retail stores. Our system makes it practical for stores to carry these titles.

• Increased security - Virtual inventory offers the ability to produce individual serial numbers (in the case of software), digital security certificates and other measures for each product produced. These security features can be placed on the packaging, the CD/DVD media and even digitally encoded and embedded in the final product.

• Addresses consumer concerns about the availability of software for alternative computing platforms (e.g., Apple Computer and Linux) - Promoters of alternative platforms often encounter consumer resistance based on software availability. Our system addresses these concerns and thus improves their competitive position.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

• Extends product life cycles - As unit sales of digital media products decline normally over the product life cycle, it eventually becomes uneconomical for content owners to produce and distribute their titles by traditional means. Virtual inventory improves the economics of content development by capturing incremental cash flows from titles with fully sunk production costs.

• Speeds time to market - Producing and distributing stock for a myriad of retailer outlets in preparation for product launches is a daunting task, from both logistical and financial perspectives. Using our system, content owners can be ready for their commercial launches within days of completion of the digital master. Faster launches reduce working capital needs and speed the monetization of the investment that content owners have made in their products.

Consumer Perspective - Compared to current distribution techniques, consumers enjoy a number of benefits with no increase in cost:

• Improved selection - By offering a virtual inventory of software, movies and television episodes, our system helps consumers get the exact title they are looking for in a single store visit. Consumers never miss out on hot titles that might otherwise be out of stock.

• Latest software versions - The networked architecture of our system enables us to remotely update software in individual stores as updates become available from publishers.

Retailer Perspective - The virtual inventory distribution model offers retailers many advantages compared to current distribution methods:

• Larger selection of titles - Our system currently has approximately 1,048 software titles from more than 214 publishers. We regularly discuss increasing these numbers with publishers. In comparison, we estimate that, based on discussions with our retail customers and other large retailers, with which we keep in contact, most retailers carry software stock of between 100 and 500 titles. Similarly, movie and television episodes on DVD have wide consumer appeal, yet maintaining a sufficient physical inventory is often a daunting and expensive endeavor for most retailers. An expanded offering of digital media products using our virtual inventory system enables retailers to capture incremental sales that would otherwise be lost to competitors - all while improving the customer experience.

• Minimal Footprint - Our system occupies approximately 10 square feet. This enables retailers that stock digital media products to greatly increase their product offerings without increasing outlays for floor space.

• Eliminates stocking risk - Because our system can be used to restock products in the event of strong sales and supply disruptions, retailers can eliminate the risk of lost sales. In addition, by eliminating out-of-stock conditions, retailers can operate with leaner inventories and reduced floor space, while minimizing costs associated with personnel handling typical inventory. Finally, because products on our virtual inventory system can be remotely updated to the latest version, retailers avoid the expense of product recalls and obsolete product returns.

• Expands addressable base of retailers by allowing retailers with limited floor and shelf space to increase their product selection. Many retailers have unexploited synergies with software, movies and television products.

• Potentially eliminates shrinkage - By producing product only as it is sold, retailers effectively eliminate the risk of customer and employee theft. In the case of software, with many titles priced over $100, this can measurably improve margins at the store level.

Many of these advantages also apply to catalog and online-based retailers. We believe our pricing maintains or slightly improves the margins presently enjoyed by retailers.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Alternative Methods of Distribution

Aside from traditional distribution methods, our competition falls into two general categories: direct competition from companies offering similar solutions and potential competition from other industry players. Both categories include companies that are larger and more established than we are and that have access to greater resources.

Direct competition may come from Tribeka Ltd., a company based in the United Kingdom. Tribeka has developed an electronic software delivery system that is similar in architecture and functionality to our system. The Tribeka system is operational in England under the name Softwide at a number of Tribeka-owned retail-site locations in Europe. It is also believed that Tribeka is planning to deploy its system in the United States, but we are not aware of the timing of any such development.

Potential competition comes from several independent companies that produce music delivery systems that are similar in functionality to our system. These companies could conceivably re-engineer their systems to deliver software, movie and television content; however, they would still face numerous issues related to establishing publisher and retailer agreements. In particular, potential entrants would face substantial development expense and delay stemming from their need to duplicate our elaborate end-to-end security capabilities without potentially infringing on aspects of our patented technology.

In the case of software, potential competition also exists with application service providers, known as ASPs. These companies enable businesses and consumers to use software that is installed on remote servers, thereby eliminating the need to purchase physical products. While the ASP market is expected to grow, we believe most consumers and businesses have been reluctant to outsource software and information requirements.

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

In the case of movies and television episodes, potential competition also exists with on-line providers of streaming technologies that permit consumers to view these products on their computers, thereby eliminating the need to purchase physical products. While the market for online streaming of video to computers is expected to grow, we believe demand for television-set viewing will remain strong.

Market Opportunity and Composition

Hundreds of companies in the United States produce a broad selection of software, movies and television titles for distribution to consumers. We estimate that there are as many as 20,000 individual software titles and potentially tens-of-thousands movie and television titles available in today’s market. Most content owners have set up web sites to facilitate sales and to provide consumers with information about their products. However, the majority of sales of these products still occur through traditional distribution and retail channels.

Protocall Virtual Inventory system Development and Commercialization Timeline

2001 -	Protocall conducts “alpha” testing of SoftwareToGo.
Protocall incorporates over 30 improvements from field testing into SoftwareToGo.
39 Publisher licensing agreements completed.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

2002 -	Protocall conducts “beta” testing of SoftwareToGo in CompUSA stores.
Based on success of the Beta testing, Protocall signs deployment agreement with CompUSA.
100+ Publisher licensing agreements completed.

2003 -	Apple Computer endorses SoftwareToGo to its Apple Developer Connection members. (See http://developer.apple.com/business/softwaretogo.html.)
CompUSA deployment commences (25 stores).
200+ Publisher licensing agreements completed.

2004 -	229+ Publisher agreements completed; more are under negotiation.
Protocall signs deployment agreement with web retailer TigerDirect.com.
TigerDirect deployment commences
Discussions begin with other major web and in-store retailers.

2005 -	Wireless communication within stores implemented.

2006 -	TitleMatch system announced for production of movies and television episodes. Protocall begins working with major movie studios to include their movie and television content on system.

Rollout Strategy

As an intermediary between content owners and retailers, our rollout strategy has consisted of assembling a core group of publishers and successfully testing SoftwareToGo in the field. After achieving demonstrable success in these areas, we have moved to monetize our technology and relationships by expanding products to include movies and television episodes and simultaneously deploying our system with both traditional and web-based software retailers. To date, two important retailer contracts have been secured, and we are continuing efforts to enlarge our retailer customer base. In September 2005, we began system testing with another retailer, however testing with this particular retailer was recently discontinued.

Completed Retailer Contracts

After successful field testing of the system at three CompUSA stores from April through July 2002, we signed our first electronic software distribution and site location agreement for the rollout of SoftwareToGo at several of CompUSA’s 225 stores. Store installations began in December 2003, and SoftwareToGo was deployed in 25 CompUSA stores through October 2005. Sales results at CompUSA have not yet reached adequate levels to justify additional deployment. Recent discussions with CompUSA to determine what actions to take, if any, in order to continue the existing deployment and/or how to increase per site sales resulted in a mutual agreement to reduce the number of deployed sites from 25 to 10 in October 2005 and to revise software product selection.. The term of the CompUSA agreement extends through June 2008. The agreement provides that CompUSA will provide site locations in its stores meeting certain specifications, and that we will install, operate and maintain the SoftwareToGo system units in those sites. The agreement further provides that we will provide CompUSA with software titles through the system at competitive prices, and that CompUSA is entitled to determine the retail price at which the titles are sold to customers. We intend to expand product selection at participating CompUSA stores to include movies and television content. CompUSA is one of the country’s largest retailers of consumer software and is using SoftwareToGo to ensure in-stock availability for current shelf offerings, while expanding the breadth and selection of titles available at its stores.

In March 2004, we signed an agreement to deploy SoftwareToGo with web-based retailer TigerDirect, Inc. TigerDirect is a subsidiary of Systemax Inc., a leading direct marketer of computers and computer-related products. Under the terms of our agreement with Systemax, we have begun to fulfill TigerDirect’s order flow for software that is available via SoftwareToGo. The term of the TigerDirect agreement extends through March 2007, with the term automatically extended for successive one-year terms unless otherwise terminated. The agreement provides that we will provide TigerDirect with software titles through the system at competitive prices, and that TigerDirect is entitled to determine the retail price at which the titles are sold to customers. We intend to expand product selection with TigerDirect to include movies and television content.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Software Publisher Contracts

We have signed agreements with more than 214 software publishers to distribute select titles through SoftwareToGo, including Avanquest, Atari, IBM, McAfee and Vivendi Universal, and are in the process of finalizing agreements with others. Our licensing agreements currently cover over 1,048 titles. Most publishers have signed our standard publisher license agreement. These agreements allow us to resell the publisher’s products to one or more of our retail customers. The agreements set a price that we pay for each product licensed through our system. There are no minimum purchase requirements, and there are no limitations on the price we can resell their products to our customers. We pay the software publishers 45 days after month end with respect to sales during that month, which has allowed us to collect our accounts receivable prior to payment to the publishers. For a further description of the risks associated with maintaining our relationships with software publishers, see "Factors that May Affect the Future Results of our Business" in Item 5 below.

Additional Contract Opportunities

We are in various stages of discussions with other major United States retailers to use our system, though we cannot be certain that any of these discussions will lead to definitive agreements. System testing with one of these retailers began in September 2005, however testing with this particular retailer was recently discontinued.. The agreements with our two customers establish our fixed selling price for each product licensed through our system. There are no minimum purchase requirements and there are no limitations on the price at which the retailer can license the product to the consumer.

In our retailer agreements to date, we are obligated to install, maintain and provide technical support for the system. We are also required to provide the consumable items used in production of a final product. These consumables include; a CD-R and/or DVD-R disk, a DVD-style case, a printed cover sheet and a “getting started” instructional booklet or promotional sheet. In future agreements, we expect that some or all of these costs may be borne by our customer, which will be offset by increased discounts on license fees paid by the customer to us.

Our virtual inventory system is potentially valuable in situations where inventory management is complicated by the need to offer language-specific titles. With our system, these titles could be produced on demand, avoiding the need to physically import and simultaneously pay duty on inventory with limited appeal outside of the specific country.

We are aggressively pursuing both content and retailers to test the on-demand production of movie and television content on DVD’s in a retail location. To date, no definitive licensing agreements have been executed.

Our marketing and distribution program involves a direct sales force, headed by Donald Hoffmann, our Chief Executive Officer. We use our direct sales force to support our existing retailer contracts and to take advantage of direct sales opportunities.

Regulation

Our business activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses, and no such regulation is now anticipated.

Patents and Intellectual Property

We regard our system as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other intellectual property protection methods to safeguard our technology, processes and system.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

We have received two United States patents for various aspects of our system. One patent protects the system by covering the retrieval of encrypted software from secure storage. This patent extends coverage into the field software distribution to include a three-tier system having an end user, who can be selectively coupled to a remote vendor who is in turn connected to a remote server.

The patent protects systems and methods where an end user, such as a retailer or consumer, may access software products from a CD-ROM or other storage device which is connected to the end user’s station or computer. The end user’s station is connected to a vendor station which requests decryption keys generated by a remote server. The software product is secured by an encryption technique that allows the retailer or consumer to access the software product upon receipt of the decryption key.

The second patent further expands our intellectual property protection over our system and its use in the retail environment. The patent covers systems and methods of implementing a supply chain’s return policy for digital products. Important proprietary aspects for managing digital products include:

• verifying the origin of digital products to determine if it was produced from the supply chain, rendering the product unusable, and voiding the transaction for the product;

• rendering digital products unusable based upon the physical nature of the product;

• preventing the removal of returned digital products from physical storage until the origin of the product is verified or the product is rendered unusable;

• examining the returned digital product’s internal files or external indicia to ascertain the product’s origin or return policy; and

• using a record of the destruction which allows for a reversal of the entire transaction within the supply chain.

Our intellectual property also includes the copyrighted source code for our Product Preview Station, Order Fulfillment Station, back-end rights management system, B2B software delivery system and Internet web delivery engine.

We are the exclusive licensee for the use of the registered trademark SoftwareToGo®. We intend to submit a trademark application for our Protocall logo. We also rely upon our efforts to design and implement improvements to our system to maintain a competitive position in the marketplace.

Employees

As of May 23, 2006, we had 9 employees, of whom 1 is in product development, engineering and help desk support, 1 in sales and marketing, and 7 in general, administrative and executive management. None of these employees is covered by a collective bargaining agreement and management considers relations with employees to be good.

Item 2. Description of Property.

Our corporate headquarters are located at 47 Mall Drive, Commack, New York 11725-5717, in approximately 10,000 square feet of space occupied under a lease with a monthly rental rate of $9,912 that expired in January 2006. We are currently renting on a month- to- month basis (under the same payment terms as the expired lease) while negotiating with our landlord for a lease extension on approximately 5,000 square feet. We believe that this facility is adequate for our current business operations.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Item 3. Legal Proceedings.

Upon his termination from employment, our former CEO Mark Benedikt (see Recent Management Changes) asserted monetary claims under his Employment Agreement with us, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled with Mr. Benedikt on January 23, 2006. The terms of the settlement require us to make periodic cash payments to Mr. Benedikt totaling $100,000 and to issue Mr. Benedikt a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share.

On August 23, 2005, First Providence Financial Group, LLC filed a Demand for Arbitration against us with the American Arbitration Association. The Demand alleges that we breached a January 2000 placement agency agreement with First Providence. The Demand seeks $5 million in damages, plus fees and costs. The Demand alleges that First Providence had a right of first refusal and that we disregarded it. We believe that First Providence was not then in business, incapable of performing and failed to do so when requested to perform. The Company reached a settlement agreement with First Providence on January 31, 2006. We issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. These shares were valued at $140,000 and accrued in December 2005. First Providence withdrew the arbitration request.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al., case number GIC 853271, was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The Complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of $200,000, plus interest, attorneys’ fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Complaint was sent to us by U.S. mail but was not otherwise served upon us. Management believes it is likely we will prevail and accordingly, has not recorded any charges for any potential settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of security holders on May 19, 2005 in which the security holders elected five members to the Board of Directors, approved the appointment of Eisner, LLP as our independent auditors and voted to approve the 2004 Stock Option Plan.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock Information

As of May 23, 2006, there were 270 record holders of our common stock and there were 55,705,028 shares of our common stock outstanding.

Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol PCLI.OB. Our symbol was changed to PCLIE.OB on April 22, 2006.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

	High	Low
Year Ended December 31, 2004:

First Quarter	$.01	$.01
Second Quarter	.01	.01
Third Quarter (July 1 to July 22)	.01	.01
Third Quarter (July 23 to September 30)	4.00	2.60
Fourth Quarter (October 1 to December 31)	4.45	2.50

Year Ended December 31, 2005:
First Quarter	$3.85	$.80
Second Quarter	2.35	.82
Third Quarter	2.00	.17
Fourth Quarter	.51	.12

First Quarter (through March 31, 2006 )	$.25	$.08

The prices are adjusted to reflect a 4-for-1 stock split effective June 29, 2004 prior to the reverse merger. Third quarter 2004 market information is divided at July 22, 2004, the closing date of our reverse merger transaction. Our shares of common stock became eligible for quotation on the OTC Bulletin Board in April 2003, at which time it related only to Quality Exchange (under the symbol QEXI.OB). In July 2004, the symbol was changed to PCLI.OB. In April 2006, the symbol was changed to PCLIE.OB. See Item 1, “Corporate History and July 2004 Transactions.”

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

Equity Compensation Plan Information

QEI assumed all of Protocall’s obligations under the Protocall Technologies Incorporated 2000 Stock Incentive Plan. At the time of the merger, Protocall had outstanding stock options to purchase 2,951,922 shares of common stock, which outstanding options were assumed by action of our board of directors after the closing of the merger to become stock options to purchase shares of our common stock. Following the merger, our board voted to cease using the 2000 Stock Incentive Plan for future stock option grants, and adopted a new 2004 Stock Option Plan. Our board of directors then granted stock options to purchase a total of 1,027,750 shares, of our common stock, net of cancellations, under the 2004 Plan. See Note J of the notes to the accompanying consolidated financial statements for a detailed description of our option plans.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2005:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	6,680,773	$1.06	357,012

(1)	Represents Protocall’s 2000 and 2004 Stock Incentive Plan, which we assumed as part of the reverse merger in July 2004.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Recent Sales of Unregistered Securities

On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998 (“QEI”). For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K dated July 22, 2004 and filed with the SEC on August 6, 2004. QEI issued 16,733,074 shares of our common stock to the former security holders of Protocall in the reverse merger and 5,859,200 shares of our common stock to accredited investors in the private offering.

In June 2005, we entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and issued for no additional consideration warrants (the “June Warrants”) to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder’s fee and various other expenses). We have used the net proceeds of the private offering primarily for funding of working capital.

The June Warrants had an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holders. Due to the private offerings entered into in September and December 2005 (see below), we issued an additional 9,341,824 shares of common stock to the June investors and adjusted the June Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 2,380,952 shares of the Company’s common stock, par value $0.001 per share, at $.336 per share, and warrants (the “September Warrants”) to purchase up to 2,380,952 shares of our common stock, for an aggregate of $800,000 ($715,260 net of finder’s fee and various other expenses). We used the net proceeds of the private offering primarily for funding of working capital.

The September Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through September 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the September Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offerings entered into during December 2005 (see below) , we issued an additional 3,869,048 shares of common stock to the September investor and adjusted the September Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the September 2005 securities purchase agreement.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In December 2005, we entered into a series of securities purchase agreements with accredited investors in private placements exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placements, we sold 3,441,314 shares of our common stock, par value $0.001 per share, at prices ranging from $.173 to $.128 per share, and warrants (the “December Warrants”) to purchase up to 1,720,657 shares of our common stock, for an aggregate of $550,000. We used the net proceeds of the private offering primarily for funding of working capital.

The December Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through December 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the December Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holders. Due to the private offering of December 30, 2005, we issued an additional 855,561 shares of common stock to the December investors and adjusted 1,330,032 of the December Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the December 2005 securities purchase agreements.

In January 2006, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 2,222,222 shares of our common stock, par value $0.001 per share, at $.135 per share, and warrants (the “January Warrants”) to purchase up to 1,111,111 shares of our Common Stock, for an aggregate of $300,000. We have used the net proceeds of the private offering primarily for funding of working capital.

The January Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the January Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through January 2007 at a price per share less than the per share price of the Common Stock and/or the exercise price of the January Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in February 2006 (see below) , we issued an additional 121,528 shares of common stock and adjusted the January Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the January 2006 securities purchase agreement.

In February 2006, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 390,625 shares of our common stock, par value $0.001 per share, at $.128 per share, and warrants (the “February Warrants”) to purchase up to 585,938 shares of our Common Stock, for an aggregate of $50,000. We have used the net proceeds of the private offering primarily for funding of working capital.

The February Warrants have an exercise price of $.128 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the February Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In April 2006, we entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, we sold an aggregate of 1,819,363 shares of common stock, at $.162 per share, and warrants (the “Warrants”) to purchase up to 1,218,324 shares of our common stock, for an aggregate of $300,000.

The April Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the April Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through April 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the April Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In May 2006, we entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, we sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the May Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through May 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the May Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

Factors That May Affect the Future Results of our Business

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

We have incurred significant losses in the past and expect losses in the future, which can have a detrimental effect on the long-term capital appreciation of our common stock. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. Such risks include acceptance by software publishers, retailers and consumers in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2005 and 2004, we had net losses of $ 5,154,005 and $6,939,078, respectively. As of December 31, 2005, we had total stockholders’ deficiency of $ (2,189,880). No assurance can be given that we will ever generate significant revenue or become profitable. This could have a detrimental effect on the long-term capital appreciation of our capital stock.

Due to our continual dependence upon outside financing, there is substantial doubt as to whether we can continue as a Going Concern. We incurred net losses for the years ended December 31, 2005 and 2004 of $(5,154,005) and $(6,939,078) respectively, and have an accumulated deficit of $(38,116,905) at December 31, 2005. Significantly contributing to the accumulated deficit was the interest expense related to our notes payable, which were converted to equity upon the consummation of the closing of the reverse merger on July 22, 2004 (see Note A(3)to our financial statements). Through 2005, we have been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

Management believes that cash on hand at May 23, 2006 will enable us to continue our business plan throughJune, 2006 although there can be no assurances that this will be the case. We are currently seeking additional financing to meet its short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Until such time as we can rely on revenues generated from operations, we have a need for subsequent funding; if we are not successful in obtaining such funding, we will be forced to curtail or cease our activities. We estimate that we will require additional cash resources by late June 2006. Our continued operations thereafter will depend upon the availability of cash flow, if any, from our operations or our ability to raise additional funds through equity or debt financing. There can be no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms favorable to or affordable by us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. The uncertainties regarding the availability of subsequent funding and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Software-on-demand and DVD-on-demand technology is still evolving and unproven and the industry may ultimately fail to accept this technology, resulting in our products not being in demand. Our success will depend in large part on the growth in consumer acceptance of software-on-demand and DVD-on-demand technology as a method of distributing software products. Software-on-demand is a relatively new method of distributing software products to consumers, and unless it gains widespread market acceptance, we will be unable to achieve our business plan. Factors that will influence the market acceptance of the technology include:

The willingness of software publishers and movie and television content owners to license content for distribution through our system.

•	Continuing demand by consumers for software products distributed on CD media and movie and television content on DVD media;
•	Consumer behavior relating to product selection through touch-screen terminals for walk-in store deployments; and
•	Consumer acceptance of DVD-style packages, which are the same as traditional packages for movie and television content on DVD, but smaller than traditional software packages.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Even if our technology achieves widespread acceptance, we may be unable to overcome the substantial existing and future technical challenges associated with on-site delivery of software and movies reliably and consistently on a long-term basis. Our failure to do so would impair our ability to execute our business plan.

Our industry is characterized by rapid technological change that may make our technology and systems obsolete or cause us to incur substantial costs to adapt to these changes. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our system and the underlying network infrastructure. If we incur significant costs without adequate results, or are unable to adapt rapidly to technological changes, we may fail to achieve our business plan. The electronic commerce industry is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. To be successful, we must adapt to rapid technological change by licensing and internally developing leading technologies to enhance our existing services, developing new products, services and technologies that address the increasingly sophisticated and varied needs of our clients, and responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our system and other proprietary technologies involves significant technical and business risks. We may fail to use new technologies effectively or fail to adapt our proprietary technology and systems to client requirements or emerging industry standards.

System failures could reduce the attractiveness of our service offerings; any prolonged interruptions in our operations could cause consumers to seek alternative providers of software. We provide electronic delivery of digital media products and product marketing services to our clients and end-users through our proprietary technology and rights management systems. These systems also maintain an electronic inventory of products. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients. While we have engaged an outside service company to perform regular service on the systems in the field, we have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause us to lose clients. In addition, frequent systems failures could harm our reputation.

We may become liable to clients who are dissatisfied with our system, which would directly impact our prospects. We design, develop, implement and manage electronic commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse consumer reaction, and/or negative publicity which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. Moreover, the insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies (including premium increases) could adversely affect our operating results or financial condition.

Because of the relatively small number of employees each of whom possess specialized knowledge about our business we would be adversely impacted if any one of those employees were to become unavailable. We do not currently carry key-man life insurance on the lives of any of our executive officers.

Our liability insurance may not be adequate in a catastrophic situation. Substantially all of our products are produced at our headquarters in Commack, New York or assembled in retailers’ stores. We currently maintain property damage insurance covering our inventory, furniture and equipment in our corporate headquarters. We maintain liability insurance, products and completed operations liability insurance and an umbrella liability policy. We also maintain insurance coverage for liability claims resulting from the use of our equipment located in retail stores and for equipment in-transit to and from retail stores. We also purchase business interruption insurance for losses relating to our facilities. Nevertheless, material damage to, or the loss of, our facilities, equipment or system data files, due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to us. We are currently preparing a disaster recovery plan.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Our failure to protect our intellectual property could cause an erosion of our current competitive strengths. We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and non-disclosure agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. See “Business -- Patents and Intellectual Property.” These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Claims against us related to the products that we deliver electronically and the products that we deliver physically could also require us to expend significant resources. Claims may be made against us for negligence, copyright or trademark infringement, product liability or other theories based on the nature and content of software products or tangible goods that we deliver electronically and physically. Because we did not create these products, we are generally not in a position to know the quality or nature of the content of these products. Although we carry general liability insurance that requires our customers to indemnify us against consumer claims, our insurance and indemnification measures may not cover potential claims of this type, may not adequately cover all costs incurred in defense of potential claims, or may not reimburse us for all liability that may be imposed. Any costs or imposition of liability that are not covered by insurance or indemnification measures could be expensive and time-consuming to address, distract management and/or delay product deliveries, even if we are ultimately successful in the defense of these claims.

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

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

We rely to a large degree on third parties for the manufacture and maintenance of our system, who could subject us to delays in satisfying customer needs. We rely heavily upon third parties to perform such tasks as assembly and on-site maintenance ofour system. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to perform effectively on our behalf. There can be no assurance that we will be successful in entering into agreements with all of these companies when necessary. In addition, once we enter into such manufacturing contracts, we face the possibility that such contracts will not be extended or replaced. We anticipate that we can obtain in a timely manner alternative third party services and that the failure to extend or replace existing contracts would not have a material adverse effect on us, although we can give no assurance in this regard.

Implementation of our system requires capital, which we may not be able to provide, which could preclude us from entering into otherwise promising agreements. Utilizing our system in a retail environment requires a capital commitment for equipment and deployment costs, which we may not be able to provide. In agreements that call for users of our system to fund equipment and deployment costs themselves, we may be required to reduce our selling prices when compared to agreements in which we finance equipment and deployment costs.  The retailer’s financial risk/reward decision might prevent it from entering an agreement with us or it may demand price concessions to mitigate the financial risk, which may ultimately result in the agreement not being economically feasible for us to perform.

Sales are highly dependent on obtaining license rights, the failure of which would result in insufficient revenue to pay for system equipment and deployment costs. Sales of products through our system are highly dependent on the qualitative mix of titles that we are able to license from software publishers and movie studios for inclusion on our system. Although we have executed licensing agreements with more than 214 software publishers covering approximately 1,048 titles, our current product offering is not adequate to achieve sufficient revenue for either a retailer or us to pay for system equipment and deployment costs. In order for us to be successful, we will need to improve the quality of titles on our system.

The liquidity of our common stock is affected by its limited trading market. Shares of our common stock are quoted on the OTC Bulletin Board under the symbol PCLI.OB. We expect our shares to continue to be quoted in that market and not to be de-listed, as we have no intention to stop publicly reporting. An “established trading market” may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of an investment in our shares. The trading volume of our common stock historically has been limited and sporadic. Our daily trading volume has averaged 18,390 from December 1, 2005 through March 24, 2006. As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value, and the low trading volume may expose the price of our common stock to volatility. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock would likely decline.

Our common stock may be considered a “penny stock” and may be difficult to sell when desired. The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to rules of the SEC. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, stockholders may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase the stock or a lack of market makers to support the stock price.

A significant number of our shares have become eligible for sale and their sale or potential sale may depress the market price of our common stock. On October 22, 2005 the 14,551,268 shares of our common stock held under “lock-up” agreements became eligible for sale and their sale or potential sale may depress the market price of our common stock. As shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. We could also register further shares in connection with future financings. As of March 15, 2006 there were an additional 257,667 shares of our common stock issuable upon exercise of outstanding stock options and an additional 3,414,236 shares of our common stock issuable upon exercise of outstanding warrants. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. In connection with the merger, substantially all of the former holders of Protocall common stock entered into “lock-up agreements” with us that prohibit those stockholders from, directly or indirectly, offering, selling, pledging or otherwise transferring or disposing of any of the 14,551,268 shares of our common stock acquired by them as a result of the merger until October 22, 2005 (15 months after the closing of the merger).

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders. Our officers, directors and principal stockholders control 57.6% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 16.2% and another significant stockholder controls approximately 30.1%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock. We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

Overview

On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Prior to the merger, Quality Exchange was a developmental stage company, which, through its wholly-owned subsidiary, Orion Publishing, Inc., planned to provide an Internet-based vehicle for the purchase and exchange of collectible and new-issue comic books. We discontinued these activities simultaneously with the merger by the sale of that business to Quality Exchange’s principal shareholder. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange which then changed its name to Protocall Technologies Incorporated. For a more complete description of the reverse merger transaction and concurrent private offering in which we received approximately $7.25 million in gross proceeds, see our current report on Form 8-K, dated July 22, 2004 and filed with the SEC on August 6, 2004.

For much of 2005, we have focused on supporting our SoftwareToGo system, pursuing new customers and publishers and developing our new TitleMatch System.

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

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

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

Revenue Model

We employ two revenue models in our existing retailer agreements: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers. Under the "bricks and mortar" revenue model, we license content, integrate, install and maintain our system site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within its stores as well as an appropriate location for the Order Fulfillment Station, and provides system promotion. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

For online and catalog retailers, the business model differs somewhat. For these retailers, a high-capacity Order Fulfillment Station is used without the need for a Product Preview Station. The system can be installed either at our facilities or at the customer's shipping center. If the system is installed at our facility, the system is operated by us and our employees ship the products. Under this model, we expect much higher capacity utilization for the Order Fulfillment Station and, consequently, a much faster payback on deployed capital.

We secure the right to replicate titles through licensing agreements with software publishers and other content owners, paying a licensing fee to each content owner per product vended. In instances where a consumer returns a product that was produced on our system, , the content owner license fee is credited to us.

We expect to be able to improve our licensing terms as the number of sites where our system is installed increases. Because our agreements with content owners provide for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay us for the software produced by the system, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not prepay or guarantee any minimum license fees to content owners. Our agreements provide for a fixed selling price for each product licensed through our system. We invoice our customers on a monthly basis, based on 30 day payment terms, for each unit sold during the prior month.

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

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The accounting policies that we follow are set forth in Note A to our consolidated financial statements as included herein. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Revenue Recognition

We recognize revenue from retailers’ sales of product through our virtual inventory system and through catalogues, upon delivery to the retail customer or consumer.

Revenue from the license or sale of products through our system and font reference guide books from our discontinued business was recognized when the products were delivered or shipped to the customer.

Part of our marketing strategy to acquire new consumers includes retail promotions in which we pay retailers if they are successful in marketing software products on our system to consumers. These payments are recorded as a reduction in revenue in accordance with EITF No. 01-9. As a result of this accounting treatment, these payments, which totaled $16,870 in 2005, which we consider to be marketing costs, are not included in marketing expense, but instead, recorded as a reduction in revenue. Estimated customer rebates are reflected as a reduction in revenue in the period that the related sale is recorded. Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned, or earlier if any such returns are anticipated.

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

Results of Operations

Year ended December 31, 2005 compared to Year ended December 31, 2004

Net Loss from Continuing Operations. We had net losses from continuing operations of $5,154,005 and $6,947,525 for the years ended December 31, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt financing transactions.

Net Income from Discontinued Operations. Due to the completion of the development and the beginning of the commercialization of our virtual inventory system, effective June 30, 2004, we discontinued the operations of our wholly-owned subsidiary Precision Type, Inc.  Accordingly, Precision Type’s assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at December 31, 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated financial statements of operations and cash flows for all periods reported.

Precision Type had net income of $8,447 for the year ended December 31, 2004 and $0 in 2005.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Net Sales. Net sales for the year ended December 31, 2005 were $505,512 compared to $206,005 for the year ended December 31, 2004. This increase in net sales is principally due to sales resulting from the addition of TigerDirect.com as a customer in August 2004 as well as increased Tiger Direct sales in 2005.

Research and Development Expenses. Research and development expense, or R&D, decreased by $2,353 or 1.5%, from $153,123 to $150,770 for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by by $134,363, or 2.81%, to $4,935,839 for the year ended December 31, 2005 from $4,801,476 for the year ended December 31, 2004.

Total salaries decreased $57,144, or 3.1%, to $1,779,562 in 2005 from $1,836.706 in 2004, due to additional hiring followed by personnel reduction. Depreciation and amortization expense decreased $5,402 in 2005, or 7.7%, to $657,043 from $712,445 in 2004, due to certain assets becoming fully depreciated. Consulting expenses increased $29,439 in 2005, or 7.2%, to $439,081 from $409,642 in 2004, due to the use of outside consultants to assist in financing, marketing and accounting matters. Marketing expenses decreased $58,740 in 2005, or 17.3%, to $280,072 from $338,812 in 2004, due to decreased marketing of our SoftwareToGo system due to limited cash resources. Professional fees increased $3,510 in 2005, or .7%, to $517,920 from $514,410 in 2004. In addition, we recorded a $140,000 liability in connection with the First Providence arbitration (see Item 3, Legal Proceedings)..

Interest and Finance Charges. Interest and finance expense combined decreased by $2,079,897 or 90.5%, to $218,382 from $2,298,278 for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Interest expense decreased $639,307, or 82.0%, to $140,465 from $779,772 for 2005 as compared to 2004. The decrease in interest expense was primarily due to the conversion of over $8 million of debt into common stock during 2004.

Finance expense decreased $1,440,590, or 94.9%, to $77,916 from $1,518,506 for 2005 as compared to 2004. This decrease is primarily due to debt discount amortized in 2004 associated with an additional $2,601,000 of newly issued debt issued between January and June 2004 and the subsequent write-off of $554,009 of unamortized debt discount upon conversion of the related debt to equity in connection with the reverse merger.

Forgiveness of Indebtedness. We recorded $15,750 as income from forgiveness of indebtedness in 2005 as compared to $392,996 in 2004. This decrease is primarily due to negotiated agreements with creditors in connection with the conversion of debt associated with the reverse merger in July 2004. These creditors, pursuant to written agreements, provided us discounts and accepted cash payments or our common stock upon the closing of our reverse merger.

Other Income. Other income decreased $11,796, to $41,743 in 2005, or 22%, from $53,539 in 2004.

Liquidity and Capital Resources

At December 31, 2005 we had a working capital deficit of $1,783,164 as compared to working capital of $77,385 at December 31, 2004. At December 31, 2004, we had an accumulated deficit in the amount of $32,962,900 as compared to an accumulated deficit of $38,116,905 at December 31, 2005. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities. As of May 23, 2006 we had a cash balance of approximately $142,000.

We believe that cash on hand will enable us to continue our business plan through approximately June 2006 although there can be no assurances that this will be the case. We are attempting to obtain additional financing from an existing shareholder and collect customer accounts receivable. We are also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Our plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to us. We believe that our ability to secure short-term and long-term financing is directly related to our progress with new customers and movie content agreements, which are actively being pursued by us.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In the event that sufficient short-term or long-term financing is not obtained, in order to enable the company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to forgo compensation and to cause us to increasingly reduce its operating expenditures by, among other actions, making further personnel reductions. In addition, our two major stockholders agreed not to take any actions that would cause our operations to terminate prior to September 30, 2006.

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

On July 22, 2004, concurrently with the closing of a private offering of approximately $7.25 million in shares of our common stock (before related fees of approximately $900,000 and including the conversion of $1,825,000 of interim notes), QEI acquired the business of Protocall in a reverse merger transaction and, with the proceeds of the offering, are continuing the existing operations of Protocall as a publicly traded company. Protocall is the surviving entity and is the acquirer for accounting purposes. QEI issued 16,733,074 shares of our common stock to the former security holders of Protocall, representing 66.0% of our outstanding common stock following the reverse merger and giving effect to the shares issued in the private offering and to the conversion of indebtedness described below in exchange for 100% of the outstanding common stock of Protocall. Debt conversions, which were all effected at $1.25 per share, included (i) $2,601,000 of debt incurred in 2004 and (ii) $6,628,338 of prior debt, $199,102 of accrued interest and $981,571 of accounts payable and accrued expenses. In addition, 17,647,377 of Protocall’s warrants were exchanged for 3,384,793 shares of our common stock. In order to facilitate the reverse merger and without receiving consideration, Protocall’s major shareholder forgave $1,099,915 of accrued interest on notes held by him, which notes were included in the prior debt described above. As part of the reverse merger, warrants to purchase 1,774,219 shares of Protocall common stock and stock options to purchase approximately 2,951,922 shares of Protocall common stock were converted into warrants and stock options to purchase our common stock.

In June 2005, we entered into a series of securities purchase agreements with a limited number of investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and issued for no additional consideration warrants (the “June Warrants”) to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder’s fee and various other expenses). We have used the net proceeds of the private offering primarily for funding of working capital.

The June Warrants had an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offerings entered into in September and December 2005 (see below), we issued an additional 9,341,824 shares of common stock to the June investors and adjusted the June Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, we entered into a securities purchase agreement with an investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 2,380,952 shares of the Company’s Common Stock, par value $0.001 per share, at $.336 per share, and warrants (the “September Warrants”) to purchase up to 2,380,952 shares of our Common Stock, for an aggregate of $800,000 ($715,260 net of finder’s fee and various other expenses). We used the net proceeds of the private offering primarily for funding of working capital.

The September Warrants had an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through September 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the September Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offerings entered into during December 2005 (see below) , we issued an additional 3,869,048 shares of common stock to the September investor and adjusted the September Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the September 2005 securities purchase agreement.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In December 2005, we entered into a series of securities purchase agreements with investors in private placements exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placements, we sold 3,441,314 shares of our Common Stock, par value $0.001 per share, at prices ranging from $.173 to $.128 per share, and warrants (the “December Warrants”) to purchase up to 1,720,657 shares of our Common Stock, for an aggregate of $550,000. We used the net proceeds of the private offering primarily for funding of working capital.

The December Warrants had an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through December 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the December Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offering of December 30, 2005, we issued an additional 855,561 shares of common stock to the December investors and adjusted 1,330,032 of the December Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the December 2005 securities purchase agreements.

In January 2006, we entered into a securities purchase agreement with an investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 2,222,222 shares of our Common Stock, par value $0.001 per share, at $.135 per share, and warrants (the “January Warrants”) to purchase up to 1,111,111 shares of our Common Stock, for an aggregate of $300,000. We have used the net proceeds of the private offering primarily for funding of working capital.

The January Warrants had an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the January Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through January 2007 at a price per share less than the per share price of the Common Stock and/or the exercise price of the January Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holder. Due to the private offering entered into in February 2006 (see below) , we issued an additional 121,528 shares of common stock and adjusted the January Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the January 2006 securities purchase agreement.

In February 2006, we entered into a securities purchase agreement with an investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 390,625 shares of our Common Stock, par value $0.001 per share, at $.128 per share, and warrants (the “February Warrants”) to purchase up to 585,938 shares of our Common Stock, for an aggregate of $50,000. We have used the net proceeds of the private offering primarily for funding of working capital.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The February Warrants have an exercise price of $.128 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2007 at a price per share less than the per share price of the Common Stock and/or the exercise price of the February Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In April 2006, we entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, we sold an aggregate of 1,819,363 shares of common stock, at $.162 per share, and warrants (the “Warrants”) to purchase up to 1,218,324 shares of common stock, for an aggregate of $300,000.

The April Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the April Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through April 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the April Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In May 2006, we entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the May Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through May 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the May Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

The following table summarizes our fixed cash obligations as of December 31, 2005 over various future years:

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable and long-term debt	$727,433	$37,414	$690,019	$0	$0
Capital leases	834,026	339,796	494,230	0	0
Operating leases	9,912	9,912		0	0
Employment contracts	395,840	395,840	0	0	0
	$1,967,211	$782,962	$1,184,249	$0	$0

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

On October 14, 2003, the same stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000. As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. In November 30,2005, the balance of this letter of credit was reduced to $750,462. We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

Pursuant to the June 13, 2005 resignation and consulting agreement with the Company’s former President and Chief Executive Officer, accrued salaries were reduced by $669,506 ($111,125 net of authorized payments of $558,381). Pursuant to the July 31, 2002 Salary Adjustment Agreement, upon the termination of employment of one of the participants, $75,906 of accrued but unpaid salary was converted to a note. The note is payable in four equal quarterly installments beginning January 2007. At December 31, 2005, accrued but unpaid salaries totaled $737,300 (this amount was reduced to $394,272 after deducting authorized payments of $343,028).

Upon the consummation of the merger, our board of directors approved a five-year employment agreement with the President and Chief Executive Officer, providing for a base annual compensation of $195,000, along with standard fringe benefits available to all employees and provides for bonus compensation and/or stock options as determined by the board of directors.

Mr. Newman resigned on June 13, 2005 and entered into a consulting agreement with us. Mr. Newman’s consulting agreement provides for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed between us and Mr. Newman for specific projects. The agreement also contains covenants (a) restricting Mr. Newman from competing with us or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding our company. Mr. Newman agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made by us to him. Mr. Newman’s employment agreement was terminated and Mr. Newman is not entitled to receive any of the severance payments mentioned in the agreement. Effective September 9, 2005, Mr. Newman rejoined the board of directors.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (FAS 123R), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005 for public entities that file as small business issuers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the impact of FAS 123R on our results of operations, compensation policies or plans.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. We are required to adopt FAS 151 beginning January 1, 2006. We are currently assessing the impact that FAS No. 151 will have on our results of operations, financial position andcash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (FAS 153). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. FAS No. 153 has not had a material impact on our results of operations or financial position.

 In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 also eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, however we are late in filing this form 10Kfor the year ended December 31, 2005.

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers

Directors

The following table sets forth the names and ages of the members of our Board of Directors.

Name	Age	Director Since
Donald Hoffmann	48	2005
Bruce Newman	45	2004
Peter Greenfield	64	2004

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors are as follows:

Donald J. Hoffmann - Chief Executive Officer. Mr. Hoffmann has been our Chief Executive Officer since September 9, 2005. Mr. Hoffmann had been our Vice President and Chief Operating Officer since August 9, 2004. Mr. Hoffmann previously spent 20 years working in many aspects of finance, administration and sales support for Computer Associates International, Inc., a large provider of management software. At Computer Associates, he most recently served as Vice President of North America Sales Accounting. Except for a one-year term as Chief Financial Officer for Gemco-Ware Incorporated from 1992 to 1993, Mr. Hoffmann served at Computer Associates in a variety of executive and managerial capacities in European and North America Sales Operations, internal audit, administration and retail sales operations. Mr. Hoffmann received a B.S. degree in accounting from New York University.

Bruce Newman - Founder and Director. Mr. Newman was the President, Chief Executive Officer and a member of the board of directors of privately-held Protocall since its formation. He became our President and Chief Executive Officer and a member of our board of directors on July 22, 2004, resigned as chief executive officer and a director on June 13, 2005, and rejoined the board of directors on September 9, 2005. Mr. Newman has more than 20 years of entrepreneurial investment and management experience with technology and software distribution companies. Prior to forming Protocall, Mr. Newman was the President of Precision Type & Form, Inc. (no relation to Protocall’s Precision Type font software licensing subsidiary), a computer photocomposition and high-resolution electronic imaging service company, from 1982 to 1993, when the two operating businesses were sold.

Peter Greenfield - Chairman of the Board of Directors. Mr. Greenfield was a member of the board of directors of privately-held Protocall since 1998. He became the Chairman of our board of directors on July 22, 2004. He founded and has served as the President of Greenfield Industries, a manufacturer and supplier of quality aluminum and zinc castings, since 1966.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors. Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

EXECUTIVE OFFICERS

The following table sets forth the names and ages of our executive officers who are not also directors.

Name	Age	Position

Brenda Newman	45	Senior Vice President, Operations and Rights Management

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers (other than those executive officers who are also directors):

Brenda Newman - Senior Vice President, Operations and Rights Management. Ms. Newman has been the Senior Vice President, Operations and Rights Management of Protocall since formation. She became our Senior Vice President, Operations and Rights Management on July 22, 2004. Ms. Newman has in-depth experience in the licensing, multi-channel distribution and reporting of digitally-based intellectual property. She served as Executive Vice President of Protocall’s Precision Type subsidiary, where she managed day-to-day operations and oversaw the trademark, copyright, and digital rights management with over 100 suppliers and approximately 18,000 individual software products. Ms. Newman also served as Executive Vice President in two computer service companies, where she managed technical operations. Ms. Newman and Bruce Newman are siblings.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors, except that Bruce Newman, one of our directos, and Brenda Newman, our Senior Vice-President, Operations and Rights Management, are siblings.

LEGAL PROCEEDINGS

As of the date of this filing, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require Board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

The Board, its committees and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Board and the Audit and Compensation Committees each perform annual self evaluations. We have adopted a comprehensive Code of Business Conduct and Ethics for all directors, officers and employees and a Code of Ethics for our Chief Executive Officer and our senior financial officer. Each of these codes are available at our website, www.protocall.com.

During 2005, the Board of Directors met 10 times. While we do not have a formal policy requiring members of the Board to attend the Annual Meeting of Stockholders, we strongly encourage all directors to attend.

Committees of the Board

Audit Committee. The entire Board of Directors is acting as our audit committee, as specified in section 3(a)(58)(B) of the Exchange Act. The Audit Committee functions pursuant to a written Charter which was adopted by the Board. The Audit Committee has such powers as may be assigned to it by the Board from time to time. The Audit Committee conducted 2 formal meetings in 2005. The Audit Committee is currently charged with, among other things:

•	recommending to the Board of Directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•
the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	approving the scope of the financial audit;

•	requiring the rotation of the lead audit partner;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

•	reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

•	reviewing the adequacy of the Audit Committee Charter at least annually;

•	meeting with our Internal Auditor on a regular basis;

•	performing an internal evaluation of the Audit Committee on an annual basis; and

•	reporting to the Board of Directors on the Audit Committee's activities, conclusions and recommendations.

Compensation Committee. The Entire Board is acting as the Compensation Committee. The Compensation Committee functions pursuant to a written Charter which was adopted by the Board. The Compensation Committee has such powers as may be assigned to it by the Board from time to time. It is currently charged with, among other things, assisting the Board in:

•	approving and evaluating the compensation of directors and executive officers;

•	establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our shareholders;

•	establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our shareholders;

•	together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

•	periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the Board for changes;

•
assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the Board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

•
overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee Board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

•	reviewing the overall performance of our employee benefit plans and making recommendations to the Board regarding incentive-compensation plans and equity-based plans;

•	together with the full Board, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;

•	ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board; and

•	producing an annual report on executive compensation for inclusion in our proxy statement.

In general, the Compensation Committee formulates and recommends compensation policies for Board approval, oversees and implements these Board-approved policies, and keeps the Board apprised of its activities on a regular basis. In addition, the Compensation Committee together with the full Board, develops criteria to assist the Board's assessment of the Chief Executive Officer's leadership of our company.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. We have agreed to pay each non-employee director a retainer fee of $2,500 per quarter, but deferred until we have sufficient cash flow as determined by our board, and no participation fee for attendance at regular or special meetings of the board. We have also agreed to pay a special committee retainer fee of $1,000 per quarter, payable at the end of each quarter, and no participation fee for attendance at meetings of a committee of the board. Mr. Schutz, a former director, agreed to voluntarily waive his special committee quarterly cash fee for the first year of his service on our board. We will also reimburse each director for reasonable accommodations, coach travel and other miscellaneous expenses relating to each director’s attendance at board meetings and committee meetings promptly upon submission of actual receipts to our chief financial officer. Effective May 17, 2005, due to greater levels of work effort, the quarterly director retainer fee was increased to $5,000 and the special committee retainer fee was increased to $2,000 per quarter.

Non-employee directors were awarded an initial grant of non-qualified stock options to purchase 50,000 shares. Due to anticipated greater levels of oversight and work effort, the Chairman of the Board received an initial additional grant of 50,000 shares, and the Audit and Compensation Committee chairs received an initial additional grant of 50,000 shares and 25,000 shares, respectively. Such option awards have an exercise price equal to $1.25 per share, the purchase price of our shares in our recent private offering, vesting in equal quarterly installments over a one-year service period and have a term of five years from the date of award. On May 18, 2005, non-employee directors were awarded an additional grant of non-qualified stock options to purchase 50,000 shares. The Chairman of the Board received an additional grant of 50,000 shares, and the Audit and Compensation Committee chairs received an additional grant of 100,000 shares. These options all had an exercise price of $.89. All of the option grants to non-employee directors are pursuant to the 2004 Stock Option Plan. Other terms and conditions of the option grants are on the standard terms and conditions as those option grants to employees.

The Compensation Committee will review the director compensation plan annually, and adjust it according to then current market conditions and good business practices.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND RELATED MATTERS

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended December 31, 2005, 2004 and 2003 to our Chief Executive Officer and our four most highly compensated officers other than the Chief Executive Officer at December 31, 2005.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Long-Term Compensation - Awards - Securities Underlying Options (# shares)
Donald Hoffmann, Chief Executive Officer of Protocall (3)	2005 2004 2003	149,423 59,135 -	10,000 - -	15,000 - -	950,000 50,000 -

Bruce Newman, Chief Executive Officer through 6/05, Director and Consultant 9/05-12/05 (6)	2005 2004 2003	195,000 113,750 52,000	- - -	77,188 94,250	750,000 98,125 97,500

Anthony Andrews, former Executive Vice President-Corporate Development of Protocall (2)	2005 2004 2003	42,500 143,699 92,768	- - -	- - -	- 4,584 55,008

Brenda Newman, Senior Vice President-Content and Digital Rights Management of Protocall	2005 2004 2003	146,435 85,750 42,900	- - -	- 58,188 67,350	350,000 109,875 73,500

Syd Dufton, Vice President Sales and Channel Marketing (4)	2005 2004 2003	124,234 40,304	22,500 -		450,000 50,000 -

Andrew D. Owens, President and Chief Executive Officer of Quality Exchange (5)	2005 2004 2003	- - -	- - -	- - -	- - -

(1)
Other Compensation does not include the cost to Protocall for health and welfare benefits received by the above named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual compensation of such officer.

(2)	Mr. Andrews resigned as an officer effective October 31, 2004. Amounts paid in 2005 are severance payments as per the terms of Mr. Andrews employment contract.

(3)	Mr. Hoffmann joined us in August 2004 as Chief Operating Officer. Mr. Hoffmann became our Chief Executive Officer in September 2005.

(4)	Mr. Dufton was employed by the Company from September 2004 through August 2005.

(5)	Mr. Owens resigned as an officer and director on July 22, 2004.

(6)
Pursuant to the Resignation and Consulting Agreement between Mr. Newman and Protocall dated June 13, 2005 Mr. Newman forfeited $669,506 worth of accrued salary and Protocall forgave loans totaling $558,381.

Options Grants in Last Fiscal Year

The following table sets forth information with respect to grants of options to purchase our common stock under the 2000 Stock Incentive Plan and 2004 Stock Option Plan of Protocall Technologies Incorporated to our executive officers during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted	Percent of Total options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration
	(#)	(%)	($/Sh)
Donald Hoffmann	950,000	21.51	.33-1.35	(1)
Bruce Newman	90,000	2.04	1.35	(2)
Brenda Newman	350,000	7.92	.33-1.35	(3)
Mark Benedikt	1,841,667	41.69	.85-1.35	(4)
Syd Dufton	450,000	10.19	1.35	(5)

(1)	450,000 options expire 3/28/2015 and 500,000 expire 11/3/2015.

(2)	Options forfeited due to resignation. Received 750,000 options as a director.

(3)	200,000 options expire 3/28/2015 and 150,000 options expire 11/3/2015.

(4)	Options forfeited.

(5)	375,000 options forfeited, 75,000 options expire 8/8/2008.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth with respect to our executive officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of our common stock.

			Number of Securities Underlying Unexercised Options at December 31, 2005			Value of Unexercised In The Money Options At December 31, 2005(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)		Exercisable ($)	Unexercisable ($)

Bruce Newman	-	-	605,494	750,000	(2)	-	-
Brenda Newman	-	-	675,595	369,167		-	-
Donald Hoffmann	-	-	370,834	629,166		-	-

(1)
Represents the difference between $.15 per share, the last reported sale price of our common stock on December 31, 2005, and the exercise price of the option multiplied by the applicable number of shares.

(2)	750,000 options were issued to Bruce Newman as a director.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors. Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

Employment Agreements

In July 2004, Bruce Newman, our President and Chief Executive Officer, entered into an employment agreement with us to serve as our President and Chief Executive Officer for a term of five years. Donald J. Hoffmann, our Vice President and Chief Operating Officer, also entered into an employment agreement with us for a term of two years, commencing on August 9, 2004. Under these employment agreements, Messrs. Newman and Hoffmann will devote all of his business time and efforts to our business.

Mr. Newman’s employment agreement provided that he would initially receive a fixed base salary at an annual rate of $195,000. Mr. Newman was also entitled to receive incentive compensation upon meeting specified financial and operating milestones as determined by our board. We also agreed to initially grant Mr. Newman stock options to purchase 90,000 shares of our common stock under our 2004 Stock Option Plan at an exercise price of $1.25 per share, vesting in equal annual installments over a three-year period.

Mr. Hoffmann’s employment agreement provides that he will initially receive a fixed base salary at an annual rate of $150,000. Mr. Hoffmann will also be entitled to receive incentive compensation upon meeting specified financial and operating milestones as determined by our board. We also agreed to initially grant Mr. Hoffmann stock options to purchase 50,000 shares of our common stock under our 2004 Stock Option Plan at an exercise price of $1.25 per share, vesting in equal annual installments over a three-year period

Effective September 9 ,2005, Mr. Hoffmann is our Chief Executive Officer. In November 2005 the Board of Directors awarded Mr. Hoffmann a $50,000 bonus to be paid in equal monthly installments from October 2005 through July 2006. Due to lack of available funds as of December 31, 2005 the Company has accrued but not paid $15,000 as bonus expense. In March 2005, Mr. Hoffmann was awarded stock options to puchase 450,000 shares of our common stock at an exercise price of $1.35 per share, vesting in equal quarterly installments over a three year period. In November 2005, Mr. Hoffmann was awarded stock options to purchase 500,000 shares of our common stock at an exercise price of $.33 per share. 166,667 of these options vested immediately with the balance vesting in equal quarterly installments over a three-year period.

Each employment agreement provides for termination by us upon each executive’s death or disability (defined as 90 days of incapacity during any 365-day period) or upon conviction of a felony of moral turpitude or a material breach of his obligations to us. In the event an executive’s contract is terminated by us without cause, in the case of Mr. Newman, he will be entitled to compensation for 24 months, and in the case of Mr. Hoffmann, he will be entitled to compensation for six months.

Each employment agreement also contains covenants (a) restricting the executive from engaging in any activities competitive with our business during the term of his employment agreement and one year thereafter, (b) prohibiting him from disclosure of confidential information regarding our company, and (c) confirming that all intellectual property developed by him and relating to our business constitutes our sole and exclusive property.

Mr. Newman resigned on June 13, 2005 and entered into a consulting agreement with us. Mr. Newman’s consulting agreement provides for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed between us and Mr. Newman for specific projects. The agreement also contains covenants (a) restricting Mr. Newman from competing with us or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding our company. Mr. Newman agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made by us to him. Mr. Newman’s employment agreement was terminated and Mr. Newman is not entitled to receive any of the severance payments mentioned in the July 2004 employment agreement. Effective September 9, 2005, Mr. Newman rejoined the board of directors and has been actively engaged since that time working on behalf of Protocall. In November 2005, Mr Newman was awarded stock options to purchase 750,000 shares of our common stock at an exercise price of $.33 per share, vesting in equal quarterly installments over a one-year period.

 On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors. Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the shares of our common stock beneficially owned as of December 31, 2005 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o Protocall Technologies Incorporated, 47 Mall Drive, Commack, New York 11725-5717.

Name and Address of Beneficial Owner	Amount Beneficially Owned (1)	Percent of Class (1)

Bruce Newman	1,555,594 (2)	3.2%

Brenda Newman	1,450,695 (3)	2.99%

Donald Hoffmann	436,112 (4)	*

Peter Greenfield	8,106,361 (5)	16.83%

CIMOS, Inc	4,248,716 (6)	8.83%

Joachim R Anzer	19,179,364 (7)	36.92%

Robert Schrier	3,187,278 (8)	6.61%

Directors and executive officers as a group (four persons)	11,548,762 (9)	23.1%

*Less than one percent.

(1)
In accordance with Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, shares beneficially owned at any date include shares issuable upon the exercise of stock options, warrants, rights or conversion privileges within 60 days of that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding that are subject to stock options, warrants, rights or conversion privileges exercisable by that person within 60 days of December 31, 2005 have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2)
Includes 605,494 shares of common stock issuable upon exercise of stock options granted under the Protocall 2000 Stock Incentive Plan, which are currently exercisable and 187,500 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan which are currently exercisable.

(3)
Includes 591,012 shares of common stock issuable upon exercise of stock options granted under the Protocall 2000 Stock Incentive Plan, which are currently exercisable and 97,083 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan which are currently exercisable.

(4)	Represents currently-exercisable stock options granted under the Protocall 2004 Stock Incentive Plan

(5)	Includes 362,500 shares of common stock issuable upon the exercise of stock options granted and currently exercisable under the Protocall 2004 Stock Incentive Plan.

(6)	Includes 342,466 shares of common stock issuable upon the exercise of a currently exercisable three-year warrant.

(7)	Includes 4,155,057 shares of common stock issuable upon the exercise of a currently exercisable three-year warrant.

(8)	Includes 426,003 shares of common stock issuable upon the exercise of a currently exercisable three-year warrant.

(9)
Includes 1,196,506 shares of common stock issuable upon exercise of stock options granted and currently exercisable under the Protocall 2000 Stock Incentive Plan. Also includes 1,070,695 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors. Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

Item Certain Relationships and Related Transactions

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

On October 14, 2003, the same stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000. As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. The balance of this letter of credit was reduced to $750,462 in November 2005. We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

Pursuant to an agreement entered into prior to becoming a stockholder or director, we paid another stockholder $57,515 at closing of the reverse merger by us for advisory services rendered in connection with the reverse merger transaction. Subsequent to this transaction he was appointed to the board of directors.

Immediately prior to the closing of the merger, holders of Protocall’s then-existing promissory notes in the aggregate outstanding amount of approximately $7.4 million and Protocall’s then-existing warrants to purchase 17,647,377 shares of Protocall common stock exchanged their promissory notes and warrants for shares of Protocall’s common stock and, in turn, received shares of our common stock or warrants to purchase our common stock in the merger. Peter Greenfield, the chairman of our board of directors, was the holder of approximately $5.3 million in principal amount of the promissory notes, representing 72% of the total outstanding amount, and warrants to purchase approximately 11.0 million shares of Protocall common stock, representing 63% of all outstanding warrants. Mr. Greenfield converted his promissory notes into 4,243,874 shares of our common stock and his warrants were converted into 2,120,964 shares of our common stock. Ellen and Jerome Kaufman, the parents of the spouse of Bruce Newman, our President, Chief Executive Officer and a director, also held approximately $600,000 in principal amount of the promissory notes, of which approximately $367,000 was converted into 294,321 shares of our common stock and the balance was rolled over into a 4% note due 3 years from July 22, 2004. Neither Mr. Greenfield nor the parents of Mr. Newman’s spouse were offered any special inducement to exchange their promissory notes and warrants which was no different from any other holder doing so.

In order to facilitate the reverse merger and without receiving consideration, Mr. Greenfield forgave $1,099,915 of accrued interest on notes held by him.

Jed Schutz, one of our former directors, was the holder of $150,000 in principal amount of an interim promissory note, which was converted into 120,000 shares of our common stock in the merger.

We currently sublease our office space in Commack, New York from K&N Holding Corp., a corporation controlled by members of Bruce Newman’s family, which in turn leases the office space directly from an unaffiliated third party real estate company. The sublease rental rate we pay is the identical rate for identical square footage charged by the unaffiliated real estate company to the corporation controlled by members of Mr. Newman’s family, and Protocall reimburses K&N Holding for certain administrative costs.

In connection with the merger, a total of 7,875,000 shares of our common stock owned by Andrew D. Owens, our sole director prior to the closing of the merger, were repurchased by us for an aggregate consideration of $15,000, plus all of the issued and outstanding capital stock of Orion Publishing, Inc., our wholly-owned subsidiary prior to the closing of the merger. The shares of our common stock that were repurchased from Mr. Owens were then cancelled at the closing of the merger. The sale of the issued and outstanding capital stock of Orion Publishing, Inc. was valued at less than $60,000.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger and Plan of Reorganization, dated July 22, 2004, among Quality Exchange, Inc., PTCL Acquisition Corp. and Protocall Technologies Incorporated.(1)
3.1	Articles of Incorporation of Quality Exchange, Inc., filed with the Nevada Secretary of State on June 3, 1998. (2)
3.2	Certificate of Amendment to Articles of Incorporation of Quality Exchange, Inc., filed with the Nevada Secretary of State on May 19, 2004.(3)
3.3	Certificate of Amendment to Articles of Incorporation of Quality Exchange, Inc., filed with the Nevada Secretary of State on July 22, 2004.(3)
3.4	Bylaws of Quality Exchange, Inc., adopted on June 17, 1998. (2)
4.1	Form of Warrant.(4)
10.1	2000 Stock Incentive Plan.(5)
10.2	2004 Stock Option Plan.(4)
10.3	Employment Agreement, dated as of July 22, 2004, between Bruce Newman and Protocall Technologies Incorporated.(5)
10.4
Electronic Software Distribution and Site Location Agreement, dated November 29, 2002, between Protocall Software Delivery Systems Inc. and CompUSA Inc., as amended by Amendment No. 1 thereto, dated as of June 15, 2004. (6)

10.5	Electronic Software Distribution and Site Location Agreement, dated March 25, 2004, between Protocall Software Delivery Systems Inc. and Systemax Inc. (6)
14.1	Code of Business Conduct and Ethics.(4)
14.2	Code of Ethics for CEO and Senior Financial Officers.(4)
21.1	Subsidiaries of Protocall Technologies Incorporated.
24.1	Power of Attorney (set forth on signature page of the Annual Report).
31.1	Certification of Principal Executive Officer Required by Exchange Act Rule 13a-14(a).
31.2	Certification of Principal Financial Officer Required by Exchange Act Rule 13a-14(a).
32.1	Joint Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rule 13a-14(b).

(1)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated July 22, 2004 (filed with the SEC on July 26, 2004).
(2)	Incorporated by reference to the exhibits filed with Registration Statement on Form SB-2, filed with the SEC on April 17, 2002.
(3)	Incorporated by reference to the exhibits filed with Registration Statement on Form 8-A, dated January 7, 2005 (filed with the SEC on January 7, 2005).
(4)	Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2 (filed with the SEC on January 13, 2005).

(5)	Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated July 22, 2004 (filed with the SEC on August 6, 2004).

(6)	To be filed by amendment to the Registration Statement on Form SB-2 referenced in Note 4 above.

(b)	Reports on Form 8-K.

During the three months ended December 31, 2005, we filed the following current reports on Form 8-K:

•	Current Report on Form 8-K filed on October 3, 2005 regarding completion of private placement.

•	Current Report on Form 8-K filed on October 19, 2005 attaching a press release regarding recent management changes.

•	Current Report on Form 8-K dated November 16, 2005 and filed with the SEC on November 19, 2005.

•	Current Report on Form 8-K filed on December 13, 2005 regarding completion of a private placement.

•	Current Report on Form 8-K filed on January 5, 2006 regarding completion of a private placement.

Item 14. Principal Accountant Fees and Services.

Audit Fees

We incurred fees of approximately $110,000 to Eisner, LLP for the audit of the annual financial statements of Protocall Technologies Incorporated for the year ended December 31, 2005 and the reviews of the 2005 quarterly financial statements. We also incurred fees of $136,000 to Eisner LLP in connection with the audit of the financial statements of Protocall Technologies Incorporated for the year ended December 31,2004. We also incurred audit fees of $270,000 to Eisner LLP in 2004 in connection with the audits of the financial statements of Protocall Technologies Incorporated for the years ended December 31, 2003, 2002 and 2001 and the reviews of the 2004 quarterly financial statements

Tax Fees

There were no fees billed to us by Eisner, LLP for services rendered to us during the last two fiscal years for tax compliance, tax advice, or tax planning.

All Other Fees

There were no fees billed to us by Eisner, LLP for services rendered to us during the last two fiscal years, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

It is the audit committee’s policy to pre-approve all services provided by Eisner, LLP.

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

PROTOCALL TECHNOLOGIES INCORPORATED

Date: May 24, 2006	By:	/s/ Bruce Newman
Bruce Newman
Chief Executive Officer (Principal Executive and Financial Officer and Principal Accounting Officer)

 POWER OF ATTORNEY

We, the undersigned officers and directors of Protocall Technologies Incorporated, hereby severally constitute and appoint Bruce Newman, our true and lawful attorney-in-fact and agent, with full power of substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this annual report and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting to said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming the said attorney-in-fact and agent, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Peter Greenfield Peter Greenfield	Chairman of the Board of Directors	May 24, 2006

/s/ Bruce Newman Bruce Newman	Director, Chief Executive Officer	May 24, 2006

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PROTOCALL TECHNOLOGIES INCORPORATED

FORM 10-KSB

ITEM 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Protocall Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Protocall Technologies Incorporated and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protocall Technologies Incorporated and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[2] to the financial statements, the Company has not generated any significant revenues, has incurred losses since inception, has an accumulated deficit and has been dependent upon funds generated from the sale of common stock and loans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A[2]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
May 22, 2006

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$402,221	$2,133,223
Accounts receivable, net	56,980	64,301
Inventory	28,106	21,919
Prepaid expenses and other current assets	69,735

Total current assets	557,042	2,219,443

Property and equipment, net	510,670	1,067,819
Patents, net	25,567	28,000
Deferred lease costs	97,405	175,321
Other assets		15,890

TOTAL ASSETS	$1,190,684	$3,506,473

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$511,274	$418,514
Accrued expenses	892,781	500,132
Notes payable to officers/stockholders	7,927	18,802
Accrued salaries - officers/stockholders	394,272	587,407
Other current liabilities	27,375	30,750
Current portion of net liabilities of discontinued operations	207,352	224,463
Current portion of obligations under capital leases	299,225	361,990

Total current liabilities	2,340,206	2,142,058

Net liabilities of discontinued operations, less current portion	56,610	64,138
Obligations under capital leases, less current portion	461,227	648,151
Other notes payable, including accrued interest of $28,483 and $8,721 at December 31, 2005 and 2004 respectively	522,522	502,759
Total liabilities	3,380,565	3,357,106

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,789,364 and 25,383,710 shares issued and outstanding at December 31, 2005 and 2004, respectively	47,789	25,383
Additional paid-in capital	36,083,723	33,381,197
Stock subscription receivable	--	(6,665)
Deferred sales fee, net	(204,488)	(287,648)
Accumulated deficit	(38,116,905)	(32,962,900)

Total stockholders' (deficit) equity	(2,189,881)	149,367
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,190,684	$3,506,473

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004

Net sales	$505,512	$206,005
Cost of sales	383,920	160,097

Gross profit	121,592	45,908

Selling, general and administrative expenses	4,935,839	4,801,472
Research and development expenses	150,770	153,123

Operating loss	(4,965,017)	(4,908,687)

Interest expense, including amortization of debt discounts and beneficial conversion feature	(218,382)	(2,298,278)
Gain on forgiveness of indebtedness	15,750	392,995
Loss on disposal of fixed assets	(28,099)	(187,094)
Other income, net	41,743	53,539

Net loss from continuing operations	(5,154,005)	(6,947,525)

Net income from discontinued operations		8,447

Net loss	$(5,154,005)	$(6,939,078)

Per Share Data - basic and diluted:
Loss from continuing operations	$(.17)	$(.47)
Income from discontinued operations	.00	.00
Net loss	$(.17)	$(.47)

Weighted average number of shares - basic and diluted	29,641,044	14,837,925

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders' (Deficit) Equity

	Common Stock
	Par Value $0.001
	Number		Additional	Stock
	of		Paid-In	Subscription	Deferred	Accumulated
	Shares	Amount	Capital	Receivable	Sales Fee, net	Deficit	Total

Balance - January 1, 2004	6,480,271	$6,480	$16,323,795	$(6,665)		$(26,023,822)	$(9,700,212)
Contribution to capital from forgiveness of indebtedness			1,099,915				1,099,915
Conversion of notes payable and accounts payable to common stock	6,708,010	6,708	8,378,304				8,385,012
Conversion of accrued officers’ salaries to common stock	160,000	160	199,840				200,000
Issuance of warrants in connection with convertible notes payable			658,272				658,272
Conversion of warrants to common stock in connection with reverse merger	3,384,793	3,385	(3,385)
Issuance of common stock in private offering, net of costs	5,859,200	5,859	6,383,471				6,389,330
Issuance of common stock as private offering fees	1,666,436	1,666	(1,666)
Issuance of common stock in exchange for common stock of QEI	1,125,000	1,125	(1,125)
Issuance of warrants in connection with software distribution & site agreement			332,693		$(332,693)
Amortization of deferred sales fee					45,045		45,045
Options granted to employee as compensation			11,083				11,083
Net loss						(6,939,078)	(6,939,078)

Balance - December 31, 2004	25,383,710	$25,383	$33,381,197	$(6,665)	$(287,648)	$(32,962,900)	$149,367

Issuance of common stock in private offerings, net of costs	21,875,000	21,875	2,778,125				2,800,000
Amortization of deferred sales fee					83,160		83,160
Issuance of common stock as payment of debt	400,000	400	87,600				88,000
Costs associated with private placement offerings			(254,171)				(254,171)
Issuance of stock associated with cashless exercise of warrants	130,654	131	(131)				--
Options granted to consultants as compensation			96,103				96,103
Write-off subscription receivable			(5,000)	6,665			1,665
Net Loss						(5,154,,005)	(5,154,005)

Balance-December 31, 2005	47,789,364	$47,789	$36,083,723	$0	$(204,488)	$(38,116,905)	$(2,189,881)

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss from continuing operations	$(5,154,005)	$(6,947,525)
Adjustments to reconcile net loss to net cash used in operating
Activities:
Loss on disposal of fixed assets	28,099	187,094
Depreciation and amortization	657,042	712,445
Amortization of deferred financing costs	0	213,789
Equity compensation cost	96,103	11,083
Equity Investor Relations Expense	88,000
Noncash financing and interest expenses	0	1,114,332
Amortization of deferred lease costs	77,916	77,916
Gain on settlement of trade notes and accounts payable	(15,750)	(392,995)
Stock Subscription Receivable Written Off	1,665	--
Common stock and warrants issued as premium to bridge lenders		112,467
Changes in:
Accounts receivable	7,321	(59,058)
Inventory	(6,187)	2,275
Prepaid expenses and other assets	(53,845)	22,384
Loans due officers/stockholders	(10,875)	(14,752)
Accounts payable and accrued expenses	390,036	117,565
Accrued salaries - officers/stockholders	(82,010)	(34,677)
Other payables	(3,375)	(19,750)
Accrued interest on convertible notes	19,762	551,323
Net cash used in discontinued operations	(24,639)	(128,861)

Net cash used in operating activities	(3,984,742)	(4,474,945)

Cash flows from investing activities:
Capital expenditures	(42,399)	(283,153)
Proceeds from sale of fixed assets	--	1,528
Net cash used in investing activities	(42,399)	(281,625)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable to stockholder	--	595,000
Proceeds from issuance of note payable to others	--	1,325,000
Proceeds from issuance of convertible bridge notes to others	--	500,000
Proceeds from issuance of convertible notes payable to others	--	181,000
Proceeds from private offering issuance of common stock, net of costs	2,545,829	4,451,863
Repayment of loans - others	--	(32,690)
Repayment of capitalized lease obligations	(249,690)	(284,624)

Net cash provided by financing activities	2,296,139	6,735,549

Net (decrease) increase in cash	(1,731,002)	1,978,979
Cash - beginning of year	2,133,223	154,244

Cash - end of year	$402,221	$2,133,223

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2005	2004
Supplemental cash flow information:
Cash paid for:
Interest	$69,416	$37,733
Taxes	1,832	816
Noncash transactions:
Debt discount and beneficial conversion feature on convertible and nonconvertible notes		658,272
Issuance of warrants in connection with Software Distribution and Site Agreement		332,693
Conversion of accounts payable to common stock	88,000	781,571
Conversion of notes payable to common stock		9,428,440
Conversion of accrued officers’ salaries to common stock		200,000
Contribution to capital from forgiveness of debt		1,099,915
Fixed assets acquired through capital lease		1,104,628

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies and Related Matters

[1] Description of business:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its virtual inventory system in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. The “System” is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute its System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company’s retail customers. The Company intends to pursue an expansion of available products to include audio books, console video games and movies. Management of the Company believes the Company’s technology is readily adaptable to other digital products such as movies and television episodes on DVD without additional significant investment. In connection with movie and television content, the Company recently announced its ‘TitleMatch’ system name, which was selected to reflect the inclusion of products other than consumer software.

Precision Type Inc., which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on June 30, 2004 (Note N).

[2]  Going Concern

The Company incurred net losses for the year ended December 31, 2005 and 2004 of $(5,154,005) and $(6,939,078) respectively, and has an accumulated deficit of $(38,116,905) at December 31, 2005. Significantly contributing to the accumulated deficit was the interest expense related to the Company’s notes payable, which were converted to equity upon the consummation of the closing of the reverse merger on July 22, 2004 (see Note A(3)). Through 2005, the Company has been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations.

Management believes that cash on hand will enable the Company to continue its business plan through approximately June 2006 although there can be no assurances that this will be the case. The Company is attempting to obtain additional financing from an existing shareholder and collect customer accounts receivable. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by us.

In the event that sufficient short-term or long-term financing is not obtained, in order to enable the company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to forgo compensation and to cause the Company to increasingly reduce its operating expenditures by, among other actions, making further personnel reductions. In addition, the Company’s two major stockholders agreed not to take any actions that would cause the Company’s operations to terminate prior to September 30, 2006.

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

[3] Reverse Merger and 2004 Private Offering

On July 22, 2004, the Company completed a recapitalization in the form of a "reverse acquisition" transaction with Quality Exchange, Inc. (QEI) in which QEI acquired all the outstanding capital stock of the Company, in consideration for the issuance of 16,733,074 shares of QEI's common stock, representing 65.9% of the outstanding QEI stock. Prior to the completion of the reverse acquisition, QEI redeemed and cancelled 7,875,000 shares of its 9,000,000 outstanding shares of common stock for one dollar and sold all of its assets and transferred all of its liabilities to its majority stockholder. The reverse acquisition was completed pursuant to an Agreement of Purchase and Sale, dated as of July 22, 2004. Immediately following the closing of the reverse acquisition, QEI changed its name to Protocall Technologies Incorporated. Concurrent with the closing of the reverse acquisition, the Company completed a private offering of 5,859,200 shares of common stock at a price of $1.25 per share, and received net proceeds of approximately $6,300,000, including $1,825,000 in proceeds from 10% bridge convertible promissory notes issued between April 8, 2004 and June 10, 2004. The Company issued 1,666,436 shares of its common stock as private offering fees to the underwriter in the reverse merger. In addition, concurrent with the closing of the above transactions, creditors of the Company converted an aggregate of approximately $8.6 million of debt to common stock of the Company. A stockholder/director of the Company forgave $1,099,915 of accrued interest upon the consummation of the reverse merger. In addition certain creditors provided discounts and accepted reduced cash payments and shares of common stock in settlement of certain liabilities.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

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

Revenue from the license or sale of software products and font reference guide books from the discontinued business was recognized when the products were delivered or shipped to the customer.
Rebates and refunds are recorded as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

[6] Cash equivalents:

The Company considers all highly liquid investments with original maturities of three months when purchased or less to be cash equivalents.

[7] Inventory:

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market.

[8] Property and equipment:

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are three years for deployed equipment and computer and other equipment and seven years for all other assets. Leasehold improvements and assets capitalized under capital leases are amortized over the shorter of the lease term or the assets' estimated useful lives.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

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

[12] Fair value of financial instruments:

The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values in the consolidated financial statements because of the short-term maturity of these instruments. The carrying value of notes payable to banks approximates fair value since those instruments carry prime-based interest rates that are adjusted for market rate fluctuations. The carrying amount of the convertible notes payable approximates fair value based on interest rates and debt instruments with similar terms. The fair values of notes payable to related parties and notes payable to officers/stockholders are not reasonably determinable.

[13] Long-lived assets:

The Company reviews long-lived assets, such as computers and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted cash flow, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

[14] Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimations include valuations of warrants issued in connection with various forms of financing by the Company. Actual results could differ from those estimates.

[15] Accounting for stock options:

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations, in accounting for stock option grants to employees and, accordingly, recognizes compensation cost, over the vesting period equal to the excess of the fair value of the Company's shares at the grant date over the exercise price.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

	Year Ended December 31
	2005	2004
Net loss as reported	$(5,154,005)	$(6,939,078)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	96,103	11,083
Stock-based employee compensation determined under the fair value based method	(1,284,238)	(210,667)
Pro forma net loss	$(6,342,140)	$(7,138,662)

Net loss per share (basic and diluted):
As reported	$(.17)	$(.47)
Pro forma	$(.21)	$(.48)

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31
	2005	2004
Risk-free interest rate	4.12%	3.52%
Expected life of options	4.90 years	4.43 years
Expected dividend yield	0.00%	0.00%
Expected volatility	150.19%	79.32%
Weighted average fair value	$.62	$.78

[16] Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

	Year Ended December 31
	2005	2004
Options	6,680,773	3,986,672
Warrants	7,772,249	1,774,219
Convertible Notes	644,263
Total dilutive shares	15,097,285	5,760,891

(1) Represents aggregate principal and accrued interest of $82,466 convertible into equity at $0.128 per share.

[17] Recent accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (FAS 123R), which replaces FAS 123 and supersedes APB No. 25. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date beginning with the first interim or annual period after December 15, 2005 for public entities that file as small business issuers, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt FAS 123R beginning January 1, 2006. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the impact of FAS 123R on its results of operations, compensation policies or plans.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company is required to adopt FAS 151 beginning January 1, 2006. The Company is currently assessing the impact that FAS No. 151 will have on its results of operations, financial position and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (FAS 153). FAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt FAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. FAS No. 153 has not had a material impact on the Company’s results of operations or financial position.

 In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("FAS 154"). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 also eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

[18] Research and development:

The Company expenses research and development costs as incurred.

[19] Segment reporting:

The Company formerly operated in two reporting segments; however, substantially all assets and operating expenses relate to the Company’s virtual inventory business and the Company discontinued its font software operations, effective June 30, 2004.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note B - Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated Useful Lives
	2005	2004	(Years)
Deployed equipment	$1,128,593	$1,220,554	3
Computer and other equipment	409,960	470,064	3
Furniture and fixtures	34,284	31,239	7
Purchased software	79,062	90,000	3
Leasehold improvement	65,463	65,463	Various
	1,717,362	1,877,320
Less accumulated depreciation	1,206,692	809,501
	$510,670	$1,067,819

Included in property and equipment are assets under capital leases with a net book value of $309,426 and $727,595 at December 31, 2005 and 2004, respectively. Depreciation expense was $ 571,450 and $ 664,966 for the years ended December 31,2005 and 2004 respectively.

Note C - Notes Payable to Banks

Notes payable to banks are included in the net liabilities of discontinued operations (See Note N) and consist of the following:

	December 31,
	2005	2004

Note payable with interest at prime plus 2% (9.25% at December 31, 2005 and 7.25% at December 31, 2004) (1)	$84,915	$92,893
	84,915	92,893
Less current portion	28,305	28,755
	$56,610	$64,138

(1)
The Company obtained a $100,000 line of credit from a bank in 1994. Interest is payable on a monthly basis. The bank has the option to terminate the line of credit at its sole discretion, at which time the Company can elect to pay the then outstanding balance in thirty-six monthly installments of principal and interest at the rate then in effect. The loan is personally guaranteed by certain of the officers/stockholders of the Company. At December 31, 2005, the bank had not terminated the line of credit.

Aggregate principal payments are shown based on the repayment of the loan over a thirty-six month period commencing January 2006 as follows:

Year	Amount
2006	$28,305
2007	28,305
2008	28,305
84,915
Less current portion	28,305
$56,610

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note D - Notes Payable to Officers/Stockholders

Notes payable to officers/stockholders consists of the following:

	December 31,
	2005	2004
Promissory notes due on demand, bearing no interest	$7,927	$18,802

Note E - Convertible Notes Payable - Stockholder

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

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

During 2004, the Company received from the same stockholder/director, $595,000 in proceeds in convertible promissory notes and seven-year warrants with a right to purchase 297,500 shares of common stock at $4.00 per share. The bridge term notes were originally scheduled to mature on September 30, 2004. The fair value of the warrants was $206,167, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.43% to 3.67% and a dividend yield ratio of 0%. The Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $153,113 as debt discount which along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $153,113 was amortized over the life of the convertible notes as additional interest expense. Upon the conversion of the notes prior to maturity into common stock, the unamortized debt discount was recognized as additional interest expense in the amount of $128,828.

Note F - Convertible Notes Payable - Other

As fully described in Note A, on July 22, 2004, in connection with the reverse merger, holders of convertible promissory notes of the Company converted their notes and associated warrants into common stock of the Company at a price of $1.25 per share. These notes are described below.

During the year ended December 31, 2002, the Company issued Convertible Promissory Notes totaling $425,000 in a private offering. The notes were to automatically convert into common stock upon the receipt by the Company of $2,000,000 in equity financing, as defined in the note agreement. The holder had the option to convert all or any portion of the note into the number of shares of the Company's common stock, par value $.001 per share computed by dividing the principal amount of the note to be converted together with accrued interest by the lower of $2.75 per share or the sales price of common stock in subsequent offerings by the Company. The notes bore interest at 12% and were due March 31, 2003. In connection with the issuance of the notes, the Company issued warrants to the note holders to purchase 212,500 shares of common stock, exercisable at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings. The warrants were to be exercised through the earlier of five years after the date of any initial registered public offering of the Company’s common stock or seven years from date of issuance. The fair value of the warrants was $146,585, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 3.31% to 3.65% and a dividend yield ratio of 0%. The Company allocated the net proceeds between the convertible notes and the warrants based on the relative fair value-based method. The proceeds were allocated to the value of warrants of $108,992 as debt discount, which, along with the value of the beneficial conversion feature of $108,992 (based on a $1.25 value per common share), was amortized over the life of the convertible notes as additional interest expense. In connection with the sale of these notes, the Company incurred an aggregate of $71,817 in costs consisting of placement agent fees of approximately $42,500 and warrants to placement agents to purchase 42,500 shares of common stock at the lower of $2.75 per share or the sales price of the common stock in subsequent offerings by the Company valued at $29,317. The warrants were valued by utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate ranging from 3.31% to 3.65% and a dividend yield ratio of 0%. During 2003, the due dates on these notes were extended to September 30, 2004 for consideration given to the note holder as described below.

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

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Between January and June, 2004, the Company raised additional debt financing from third parties comprised of:

(i)
Proceeds of $181,000 in 9% convertible promissory notes that were originally scheduled to mature on September 30, 2004 and seven-year warrants to purchase 85,500 shares of common stock at an exercise price of $4.00 per share. The fair value of the warrants was $62,857, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.52% to 3.68% and a dividend yield ratio of 0%. The proceeds were allocated to the value of the warrants of $46,655 as debt discount, which, along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $46,655, was being amortized over the life of the convertible notes as additional interest expense. Unamortized debt discount and unamortized beneficial conversion at the closing of the merger was written off to interest expense, and

(ii)
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
Proceeds of $500,000 in 10% convertible interim notes that were originally scheduled to mature on December 31, 2004. Initial individual investors purchasing notes, in the aggregate, received seven-year warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share. The fair value of the warrants was $174,524, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven year expected life, risk-free interest rate ranging from 3.73% to 3.90% and a dividend yield ratio of 0%. The proceeds were allocated to the value of the warrants of $129,368 as debt discount, which, along with the value of the beneficial conversion feature (based on a $1.25 value per common share) of $129,367, was being amortized over the life of the convertible notes as additional interest expense. Terms of the convertible promissory notes provide that the notes would automatically convert into shares of a publicly-traded company on the date that the contemplated reverse merger (see note A) closed. Unamortized debt discount and unamortized beneficial conversion at the closing of the merger was written off to interest expense. In addition, when the reverse merger closed, each 10% convertible promissory note holder received a premium equal to either 10% of the face amount of his note in additional public company stock or warrants to purchase additional public company stock equal to 10% of the face amount of their note at $1.50 per share.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

An additional premium of 58,000 shares of common stock and warrants to purchase 88,000 shares of common stock at $1.50 per share were issued to the note holders in connection with the interim notes in (ii) and (iii) above.

Note G - Non-Convertible Notes Payable - Stockholder

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

Note H - Related Party Transactions

On September 30, 2003, a stockholder/director opened a one year, irrevocable standby letter of credit on behalf of the Company in the amount of $300,000, as required by an agreement with a software publisher to guarantee the payment of any license fees due the publisher. As compensation to the stockholder/director, the Company issued a warrant to purchase 150,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $77,321, utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.63% and dividend yield ratio of 0%. The warrant was originally scheduled to expire on September 30, 2010 but was converted into approximately 27,413 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant was recorded as a deferred finance cost and was amortized, on a straight-line basis, over the one year term of the letter of credit. This letter of credit was canceled during September 2004 due to the termination of the publisher agreement and was never drawn upon.

On October 14, 2003, the same stockholder/director opened an irrevocable standby letter of credit on behalf of the Company as required by an equipment lease agreement, for the entire term of the lease obligation, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation, which terminates April 1, 2007. In November 2005, the letter of credit was reduced to $750,462. The Company is contingently liable for the amounts of the letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of noncompliance with the terms of the lease agreement.

Pursuant to an agreement entered into prior to becoming a stockholder or director, another stockholder of the Company was paid $57,515 at closing of the reverse merger by the Company for advisory services rendered in connection with the reverse merger transaction. Subsequent to this transaction he was appointed to the board of directors.

See Note L for related party information in connection with an operating lease of the Company.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note I - Stock Option Plans

On March 24, 2000, the Company adopted a stock plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the “2000 Plan”). The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant. Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee"). Outstanding options must generally be exercised within ten years from the date of grant. The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee. In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Through December 31, 2004, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company’s 2005 annual meeting of stockholders. In November 2004, the Board of Directors increased the number of shares available under the plan to 2,000,000 and, in March 2005, the Board of Directors authorized a further increase to 4,500,000 shares. As of December 31, 2005, options to purchase 4,142,988 shares of common stock have been granted and remain outstanding pursuant to the 2004 Plan including 1,950,000 options to directors, with exercise prices ranging between $.33 and $1.35 per share. Non-employee director options vest monthly or quarterly over a one-year period and are exercisable over either five or ten year periods. Most employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods. Stock options granted pursuant to the 2004 Plan were ratified during the Company’s annual stockholder meeting held on May 18, 2005. Since the Company’s stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings.

Option transactions are summarized as follows:

	2000 Plan				2004 Plan
	2005		2004		2005		2004
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	# Shares	Price	# Shares	Price	# Shares	Price	# Shares	Price
Outstanding at beginning of year	2,951,922	$1.74	3,292,775	$1.89	1,034,750	$1.25	0
Granted			24,147	1.25	6,417,427.76		1,108,000	$1.25
Exercised	--				--		--
Forfeited	(414,137)	2.34	(365,000)	2.83	(3,309,189)	.97	(73,250)	1.25
Outstanding at end of year	2,537,785	1.64	2,951,922	1.74	4,142,988.71		1,034,750	1.25
Exercisable at end of year	2,537,785	1.64	2,951,922	1.74	1,203,081	1.05	--

The following summarizes information about stock options at December 31, 2005:

				Options Exercisable
	Range	Weighted	Weighted		Weighted
	of	Average	Remaining		Average
Number	Exercise	Exercise	Life	Number	Exercise
Outstanding	Price	Price	in Years	Exercisable	Price
2,417,000	$.33 - $.49	$.33	9.85	216,667	$.33
225,000	.50 - .99	.852	7.31	175,000.841
3,112,801	1.00-1.49	1.245	4.63	2,423,228	1.223
364,071	1.50-1.99	1.875	1.94	364,071	1.875
561,901	2.00-2.75	2.75	.82	561,901	2.75
6,680,773		$1.06		3,740,867	$1.446

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note J - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2005 and 2004 are presented below.

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$10,828,000	$8,677,000
Depreciation and amortization	104,000	84,000
Accrued compensation	410,000	318,000
Total deferred tax asset	11,342,000	9,079,000
Less valuation allowance	11,342,000	9,079,000
Net deferred tax assets	$0	$0

As of December 31, 2005, and 2004, the Company had net operating loss carryforwards of approximately $27,000,000 and $21,779,000, which will expire from 2011 through 2025. The ability of the Company to utilize its operating loss carryforward in future years is subject to annual limitations in accordance with provisions of Section 382 of the Internal Revenue Code. In addition as the Company has not achieved profitable operations, its achievement of future taxable income is uncertain. The Company has not recorded a benefit from its deferred tax asset because realization of the benefit is uncertain. Accordingly, a valuation allowance which increased by approximately $2,263,000 and $1,710,000 during 2005 and 2004, respectively, has been provided for the full amount of the deferred tax asset.

	Rate
Reconciliation of income tax rate:	2005	2004
Federal statutory tax rate	34%	34%
State taxes	5.84%	4
Permanent Differences and other		(13)
Valuation allowance	(39.84)	(25)
Effective tax rate	0%	0%

Note K - Operating Lease Obligations

The Company is obligated, under an operating lease for its facility (through a related party). The lease expired on January 31, 2006. The Company is currently renting the facility on a month-to-month basis while negotiating with the landlord for a lease extension on approximately 5,000 square feet. Rent expense was $ 118,547 and $114,388 for the years ended December 31, 2005 and 2004, respectively and the required minimum lease payment for 2006 is $9,912.

Note L - Capitalized Lease Obligations

The Company has two capital leases to finance the acquisition of computer equipment. At December 31, 2005 the future minimum payments required under such leases are summarized as follows:

Year Ended December 31, 2005	Lease (1)	Lease (2)	Total
2006	$92,596	$247,200	$339,796
2007	20,430	247,200	267,630
2008	0	226,600	226,600
Total minimum lease payments	113,026	721,000	834,026
Less amounts representing interest	0	73,574	73,574
Present value of minimum lease payment	113,026	647,426	760,452
Less current portion of capital lease obligations	92,596	206,629	299,225
Long-term portion of capital lease obligations	$20,430	$440,797	$461,227

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

(1)
The lease is secured by the underlying equipment, and bears no interest based on renegotiated terms in 2004, and is payable monthly through March 2007. Pursuant to an agreement with the lessor, in connection with the debt restructuring, no interest expense will be recorded on future minimum payments and the Companyrecorded a gain on forgiveness of debt in the amount of $36,290 in 2004.

(2)
The lease is secured by the underlying equipment and by an irrevocable standby letter of credit opened by a stockholder/director in the Company’s behalf as required by the Company’s equipment lease agreement, which is to be retained for the entire term of the lease obligation. The terms of the lease were renegotiated in 2005. Pursuant to the terms of the renegotiation, the lease buyout amount of $50,000 was added to the principal balance of the lease and the payment period was extended by two years. The new lease agreement has an interest rate of 7.32% and is payable monthly through November 2008 (see Note I).

Note M - Other Notes Payable, Long-Term

On July 22, 2004, in connection with the reverse merger, $494,038 of accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. All principal and accrued interest on the notes shall be due and payable in full on July 22, 2007. The holders have a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, on the same terms and conditions as applicable to all other purchasers of such equity securities. As of December 31, 2005, the total accrued interest on the notes payable amounted to $28,483.

Note N - Discontinued Operations

Effective June 30, 2004, the Company discontinued the operations of its wholly owned subsidiary Precision Type, Inc. Accordingly, Precision Type’s assets and liabilities have been segregated from the assets and liabilities of continuing operations in the consolidated balance sheets at December 31, 2005 and 2004 and its operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations and cash flows for each of the years ended December 31, 2005 and 2004.

	Year Ended December 31
Statements of Operations:	2005	2004
Net sales - font software products	$0	$41,942
Cost of sales	0	18,636
Gross profit	0	23,306
General, selling and administrative expenses	0	14,859
Net income from discontinued operations	$0	$8,447

Summarized financial information of discontinued operations is as follows:	December 31,
Balance Sheets:	2005	2004
Accounts payable and accrued expenses	179,047	195,708
Notes payable, current	28,305	28,755
Total current liabilities of discontinued operations	207,352	224,463
Notes payable, non-current	56,610	64,138
Total liabilities of discontinued operations	263,962	288,601
Net liabilities of discontinued operations	$263,962	$288,601

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note O - Deferred Officers’ Compensation

On July 31, 2002, the Company entered into the Salary Adjustment Agreement (the “Agreement”) with its President and certain of its vice-presidents (the “Officers/Stockholders”). The Agreement, which was authorized by the Company’s Board of Directors, provided that the Officers/Stockholders (i) voluntarily accept a 25% reduction in salary for the period commencing August 1, 2002 and (ii) agree to defer the receipt of $1,376,240 in accrued but unpaid salaries (this amount was reduced to $811,137 after deducting authorized payments of $565,103), until the Company achieves positive cash flow, in exchange for (a) the immediate grant of an aggregate total of 777,167 five-year stock options with an exercise price at $1.25 per share, (b) the monthly grant of an aggregate of 24,147 five-year stock options at an exercise price of $1.25 per share commencing August 2002, which aggregated 434,646 stock options between August 2002 and January 2004, (c) the automatic 100% vesting of 766,570 unvested previously held stock options and (d) an exercise period of five years from the date of the Agreement for any previously held stock options. This arrangement would cease upon the return of the executives to their previous salaries. Conditions for reinstatement of salaries were either (i) raising a minimum of $1,500,000 in gross proceeds in a fund raising (excluding any funding from the Company’s largest shareholder) or (ii) the Company achieving positive cash flow in excess of $75,000 in any quarter from operations. As of January 31, 2004, the Company had raised capital in excess of $1,500,000 in defined gross proceeds, and consequently restored the officers to their prior salaries and ceased the monthly issuance of stock options. The deferred salaries were charged to expense as earned and are included in accrued salaries on the accompanying balance sheets. In connection with the reverse merger consummated July 22, 2004, two of the Officers/Stockholders each converted $100,000 of amounts due them for accrued salaries into 80,000 shares of common stock of the Company at $1.25 per share. At December 31, 2004, accrued but unpaid salaries totaled $1,529,555 (this amount was reduced to $587,407 after deducting authorized payments of $942,148).

Pursuant to the June 10, 2005 resignation and consulting agreement with the Company’s former President and Chief Executive Officer, accrued salaries were reduced by $669,506 ($111,125 net of authorized payments of $558,381). In October 2005, $75,906 of accrued but unpaid salary of one of the participants was converted to a note as per the terms of the Salary Adjustment Agreement. The note is payable in four equal quarterly installments beginning January 2007. At December 31, 2005, accrued but unpaid salaries totaled $736,541 (this amount was reduced to $394,272 after deducting authorized payments of $342,269).

The stock option grants and modifications were accounted for in accordance with APB Opinion No 25 and FASB Interpretation 44 Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No 25.

Note P - Deferred Sales Fee

On November 29, 2002, as amended on June 15, 2004, the Company and its major customer entered into an Electronic Software and Distribution and Site Location Agreement (Software Agreement), which expires June 14, 2008, as amended. As part of the Software Agreement, on June 15, 2004, the Company granted the customer a warrant to purchase 1,456,124 shares of common stock at $.01 per share in recognition of the sales benefit of the Software Agreement to the Company. Upon consummation of the private placement and reverse merger, in accordance with the terms of the Software Agreement, this warrant was automatically exchanged for the right to acquire 266,154 shares of Company common stock. These shares were issuable, 66,540 shares upon consummation of the reverse merger, and 66,540 shares on each of the two years subsequent to the anniversary date of the agreement and, assuming the agreement remains in effect on each date, 66,534 on the final anniversary date.

These shares have been valued at $1.25 per share totaling $332,693 and have been recorded as a “Deferred Sales Fee” and reflected as a reduction to equity, to be amortized over the term of the Software Agreement. For the year ended December 31, 2005, $83,160 has been amortized as a selling expense.

Note Q - 2005 Private Offerings

In June 2005, the Company entered into a series of securities purchase agreements with a limited number of investors in a private placement. In connection with the private placement, the Company sold 1,986,302 shares of common stock at $.73 per share, and issued warrants to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder’s fee and various other expenses).

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The June Warrants (the “June Warrants”) had an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the share price would result in the issuance of additional shares of common stock to the holders. Due to the private offerings entered into in September and December 2005 (see below), the Company issued an additional 9,341,824 shares of common stock to the June investors and adjusted the June Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, the Company entered into a securities purchase agreement with an investor in a private placement . In connection with the private placement, the Company sold 2,380,952 shares of the common stock at $.336 per share, and warrants (the “ September Warrants”) to purchase up to 2,380,952 shares of the Company’s common stock, for an aggregate of $800,000 ($715,260 net of finder’s fee and various other expenses).

The September Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through September 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the September Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the share price would result in the issuance of additional shares of common stock to the holders. Due to the private offerings entered into during December 2005 (see below) , the Company issued an additional 3,869,048 shares of common stock to the September investor and adjusted the September Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the September 2005 securities purchase agreement.

In December 2005, the Company entered into a series of securities purchase agreements with investors. In connection with the private placements, the Company sold 3,441,314 shares of common stock, at prices ranging from $.173 to $.128, and warrants (the “December Warrants”) to purchase up to 1,720,657 shares of common stock, for an aggregate of $550,000 ($495,000 net of finder’s fee and various other expenses).

The December Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through December 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the December Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holders. Due to the private offering of December 30, 2005, the Company issued an additional 855,561 shares of common stock to the December investors and adjusted 1,330,032 of the December Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the December 2005 securities purchase agreements.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The finder who assisted the Company with these financings received a warrant to purchase 20% of the shares issuable upon exercise of the warrants issued to each investor the finder brought into the private placement. Each warrant contained the same anti dilution provisions and exercise price as those issued to the respective investors.

Note R - Commitments

Upon the consummation of the merger, the board of directors of the Company approved a five-year employment agreement with the President and Chief Executive Officer (the “former President/CEO”), providing for a base annual compensation of $195,000, certain fringe benefits, and bonus compensation and/or stock options as determined by the board of directors.

The former President/CEO resigned on June 10, 2005 and entered into a consulting agreement which provides for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed upon for specific projects. The agreement also contains covenants (a) restricting the former President/CEO from competing with the Company or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding the Company. The former President/CEO agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made to him..The former President/CEO’s’s employment agreement was terminated and the former President/CEO is not entitled to receive any of the severance payments mentioned in the agreement. The Company incurred a net expense of $132,625 in June 2005 in connection with the resignation and consulting agreement. Effective September 9, 2005, the former President/CEO rejoined the board of directors..

Note S - Litigation

Upon his termination from employment, the former CEO Mark Benedikt (see Recent Management Changes) asserted monetary claims under his Employment Agreement with us, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled with Mr. Benedikt on January 23, 2006. The terms of the settlement require us to make periodic cash payments to Mr. Benedikt totaling $100,000 and issue Mr. Benedikt a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The Company has accrued $100,000 due to Mr Benedikt as of December 31, 2005.

On August 23, 2005, First Providence Financial Group, LLC filed a Demand for Arbitration against us with the American Arbitration Association. The Demand alleges that we breached a January 2000 placement agency agreement with First Providence. The Demand seeks $5 million in damages, plus fees and costs. The Demand alleges that First Providence had a right of first refusal and that we disregarded it. First Providence was not then in business, incapable of performing and failed to do so when requested to perform. The Company reached a settlement agreement with First Providence on January 31, 2006. The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The value of these shares of $140,000 was recorded in December 2005. First Providence withdrew the arbitration request.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The Complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. . Management believes it is likely the Company will prevail and accordingly, has not recorded any charges for any potential settlement.

Note T - Significant Customers

For the year ended December 31, 2005, two customers accounted for 85.0% and 13.0% of net sales respectively. For the year ended December 31, 2004 the same two customers accounted for 60.3% and 39.7% of net sales, respectively.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note U- Subsequent Events

In January 2006, the Company entered into a securities purchase agreement with an investor in a private placement.. In connection with the private placement, the Company sold 2,222,222 shares of common stock, at $.135 per share, and warrants (the “Warrants”) to purchase up to 1,111,111 shares of the Company’s Common Stock, for an aggregate of $300,000.

The January Warrants have an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the January Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through January 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the January Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in February 2006 (see below) , the Company issued an additional 121,528 shares of common stock and adjusted the January Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the January 2006 securities purchase agreement.

In February 2006, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold 390,625 shares of common stock, at $.128 per share, and warrants (the “Warrants”) to purchase up to 585,938 shares of the Company’s common stock, for an aggregate of $50,000.

The February Warrants have an exercise price of $.128 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the February Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holder.

In April 2006, the Company entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,819,363 shares of common stock, at $.162 per share, and warrants (the “Warrants”) to purchase up to 1,218,324 shares of the Company’s common stock, for an aggregate of $300,000.

The April Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the April Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through April 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the April Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In May 2006, the Company entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The May Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the May Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through May 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the May Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

On February 24, 2006, the Company entered into a consulting agreement with a third party for public relations services. The Company agreed to pay the third party a non refundable retainer fee of 1,153,846 shares of restricted stock at $.13 per share. 50% of the shares were issued three days after executing the agreement, and 115,385 shares are to be issued the first day of each month through July 2006.