Form 10QSB
period 2006-03-31
PROTOCALL TECHNOLOGIES INC
filed 2006-06-12
CIK 1171180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2006	Commission File Number: 333-86498

PROTOCALL TECHNOLOGIES INCORPORATED
(Exact name of small business issuer specified in its charter)

NEVADA	41-2033500
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

47 Mall Drive, Commack, NY 11725-5717
(Address of principal executive offices)

(631) 543-3655
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2006, there were 55,345,316 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolid`ated Balance Sheets

Part I - Financial Information

Item 1 - Financial Statements

	March 31, 2006	December 31, 2005
	(Unaudited)	(Derived from Audited Financial Statements)
ASSETS
Current assets:
Cash	$76,014	$402,221
Accounts receivable, net	53,928	56,980
Inventory	23,310	28,106
Prepaid Expenses and other current assets	49,223	69,735
Total current assets	202,475	557,042

Property and equipment, net	366,002	510,670
Patents, net	24,959	25,567
Deferred Lease Costs	77,926	97,405
Other Assets

TOTAL ASSETS	$671,362	$1,190,684

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$517,310	$511,274
Accrued expenses	729,879	892,781
Notes payable to officers/stockholders	7,927	7,927
Accrued salaries - officers/stockholders	317,603	394,272
Other notes payable	101,456	27,375
Current portion of obligations under capital leases	316,651	299,225
Current portion of liabilities of discontinued operations	207,352	207,352
Total current liabilities	2,198,178	2,340,206

Liabilities of discontinued operations, less current portion	56,610	56,610
Obligations under capital leases, less current portion	386,739	461,227
Other notes payable - related parties, including accrued interest of $33,423 and 28,483 at March 31, 2006 and December 31, 2005 respectively	527,461	522,522

Total liabilities	3,168,988	3,380,565

Stockholders' (deficit) equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,216,047 and 47,789,364 issued and outstanding at March 31, 2006 and December 31, 2005 respectively	52,216	47,789
Additional paid-in capital	36,802,773	36,083,723
Deferred sales fee, net	(183,698)	(204,488)
Stock subscription receivable
Accumulated deficit	(39,168,917)	(38,116,905)

Total stockholders' (deficit) equity	(2,497,626)	(2,189,881)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$671,362	$1,190,684

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Net sales	$194,610	$101,581
Cost of sales	149,320	73,079

Gross profit	45,290	28,502

Selling, general and administrative expenses	1,034,155	1,249,943
Research and development expenses	24,597	50,758

Operating loss	(1,013,462)	(1,272,199)

Interest expense	(42,750)	(51,317)
Other income	4,200	15,490

Net loss	$(1,052,012)	$(1,308,026)

Per share data-basic and diluted:
Net loss	$(.02)	$(.05)

Weighted average number of shares-basic and diluted	50,510,623	25,383,710

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(1,052,012)	$(1,308,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,066	162,624
Equity compensation cost	170,399	20,116
Stock issued for services	68,077
Warrants issued for settlement and subsequent change in fair value	49,977	--
Subscription receivable write-off		1,665
Conversion of accrued salary to note payable	75,906
Amortization of deferred lease costs	19,479	19,478
Changes in:
Accounts receivable	3,052	(4,926)
Inventory	4,796	4,015
Prepaid expenses and other current assets	20,512	--
Other assets		1,433
Accounts payable and accrued expenses	(66,843)	(67,189)

Accrued salaries	(76,669)	(3,316)
Accrued interest on other notes payable	4,939	4,941
Net cash provided by (used in) discontinued operations		(20,221)
Net cash used in operating activities	(612,321)	(1,189,406)

Cash flows from investing activities:
Capital expenditures		(17,090)

Cash flows from financing activities:
Proceeds from issuance of common stock	345,000
Other Liabilities	(1,825)	(3,450)
Repayment of capitalized lease obligations	(57,061)	(83,325)
Net cash provided by (used in) financing activities	286,114	(86,775)
Net decrease in cash	(326,207)	(1,293,271)

Cash - beginning of period	402,221	2,133,223
Cash - end of period	$76,014	$839,952

Supplemental cash flow information:
Cash paid for:
Interest	$15,804	$22,092
Taxes	791
Non cash transactions:
Warrants issued for settlement and subsequent change in fair value	49,977
Stock issued for services	68,077
Stock issued for settlement	140,000

See notes to condensed consolidated financial statements

Basis of Presentation: The Accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Note A - Summary of Significant Accounting Policies and Related Matters

[1]	Description of business:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has recently focused all of its time and resources on its SoftwareToGo® product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. SoftwareToGo® (the “System”) is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute its System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company’s retail customers.

Although our system is currently utilized for delivery of software products under the product name “SoftwareToGo®;” we are vigorously pursuing an expansion of available products to include movie and television content. We believe our technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, we recently announced our new ‘TitleMatch’ system name, which was selected to reflect the inclusion of products other than consumer software.

Precision Type Inc., which marketed and distributed font software products using its electronic software distribution system to dealers and commercial end-users, was discontinued on June 30, 2004.

The Company incurred net losses for the three months ended March 31, 2006 and 2005 of $1,052,012 and $1,308,026, respectively, and has an accumulated deficit of $39,168,917 at March 31, 2006. Through March 31, 2006, the Company has been dependent upon investments through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

[2]	Going Concern:

As of June 7, 2006, the Company had a cash balance of approximately $65,124. Management believes that cash on hand will enable the Company to continue its business plan through approximately June 2006 although there can be no assurances that this will be the case. The Company is attempting to obtain additional financing from an existing shareholder and collect customer accounts receivable. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by it.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

[3]	Revenue recognition:

The Company recognizes revenue from retailer sales of product through its software delivery system upon delivery to the consumer.
Rebates and refunds are recorded as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

[4]	Use of estimates:

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

[5]	Accounting for stock options:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R the Company accounted for stock based compensation using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. The Company adopted the provisions of SFAS NO 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which would normally be the vesting period of the options.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the prior period.

Three Months Ended
March 31, 2005
Net Loss as Reported	$(1,308,026)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	20,116
Stock-based employee compensation determined under the fair value based method	(317,029)
Pro forma net loss	$(1,604,939)
Net Income per share-basic and diluted
As reported	$(.05)
Pro forma	$(.06)

Stock based compensation expense recognized in the consolidated statement of income for the three months ended March 31, 2006 was $170,399, $55,092 of which is employee compensation, $26,708 is for options issued to consultants and $88,599 is for options issued to directors. The compensation cost of $687,710 for non-vested options at March 31, 2006 will be recorded over the respective vesting periods.

Option transactions for the three months ended March 31, 2006 are summarized as follows:

	2000 Plan			2004 Plan
	# Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	# Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,537,785	$1.64		4,142,988	$.71		$0.00
Granted (1)				257,667	$.69		$0.00
Exercised	--						--
Forfeited (2)	(11,526)	$2.75		(1,560,329)	$.40		$0.00
Outstanding at end of period	2,526,259	$1.64	1.54	2,840,326	$.88	8.62	$0.00
Exercisable at end of period	2,526,259	$1.64	1.54	1,899,035	$.87	8.35	$0.00
Non vested at end of period	-			941,291	$.91	9.16	$0.00

(1)	990,000 options were granted March 31, 2006 subject to shareholder approval. These options are not considered granted for financial reporting purposes.

(2)
1,362,000 options were rescinded subsequent to March 31, 2006 as a result of Board of Directors action to correct option grants in November 2005 inconsistent with the Company’s 2004 Stock Option Plan. The rescinded options include: (a) 300,000 of 500,000 shares granted to Don Hoffmann, former CEO, (b) 103,750 of 150,000 shares granted to Brenda Newman, Senior VP Digital Rights and Content Management, (c) 479,125 of 750,000 shares granted to Peter Greenfield, Director, and (d) 479,125 of 750,000 shares granted to Bruce Newman, Director and current President and CEO.

These options were not included in the stock option charge for the quarter ending March 31, 2006 and are incorporated above as being forfeited in the first quarter of 2006.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.52%	3.88%
Expected life of options	5.00	5.00
Expected dividend yield	0.00%	0.00%
Expected volatility	168.23	139.60%
Weighted average fair value	$.10	$1.20

[6]	Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2006	2005
Stock Options	5,366,585	6,133,432
Warrants	11,186,486	1,774,219
Convertible notes (1)	644,263	--
Total dilutive shares	17,197,334	7,907,651

(1)	Represents aggregate principal and accrued interest of $82,466 convertible into equity at $0.128 per share.

[7]	Inventory

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market.

Note B - Related Party Transactions

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on behalf of the Company as required by an equipment lease agreement, for the entire term of the lease obligation, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. In November 2005, the letter of credit was reduced to $ 750,652 and extended through April 2008. The Company is contingently liable for the amounts of the letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of noncompliance with the terms of the lease agreement.

Note C - Other Notes Payable, Long-Term

On July 22, 2004, in connection with the reverse merger, $494,038 ($414,565 of this amount is due to a related party) of previously accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. As of March 31, 2006, the total accrued interest on the notes payable amounted to $33,423. All principal and accrued interest on the notes are due and payable in full on July 22, 2007. The payees have a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, on the same terms and conditions as applicable to all other purchasers of such equity securities. As of March 31, 2006, $82,466 of principal and accrued interest remains convertible.

Note D- Discontinued Operations

Summarized financial information of discontinued operations is as follows:

	March 31	December 31
Liabilities:	2006	2005
Accounts payable and accrued expenses	$179,047	$179,047
Notes payable, current	28,305	28,305
Total current liabilities of discontinued operations	207,352	207,352
Notes payable, non-current	56,610	56,610
Total liabilities of discontinued operations	$263,962	$263,962

Note E - Deferred Officers’ Compensation

At March 31, 2006, accrued but unpaid salaries to officers totaled $660,635 (this amount was reduced to $317,603 after deducting authorized payments of $343,032).

Note F- Litigation:

Upon his termination from employment with the Company, the former CEO Mark Benedikt asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability will be marked to fair value at each reporting date until the warrant is exercised. On March 31, 2006, the warrant was valued at $49,977. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company had accrued the $100,000 due to Mr. Benedikt as of December 31, 2005.

On August 23, 2005, First Providence Financial Group, LLC (“First Providence”) filed a Demand for Arbitration against the Company with the American Arbitration Association. The demand alleged that the Company breached a January 2000 placement agency agreement with First Providence. The demand sought $5 million in damages, plus fees and costs. The demand alleged that First Providence had a right of first refusal and that the Company disregarded it. The Company believed that First Providence was not then in business, incapable of performing and failed to do so when requested to perform. The Company reached a settlement agreement with First Providence on January 31, 2006. The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The shares valued at $140,000 were accrued in December 2005 First Providence withdrew the arbitration request.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Company filed a cross complaint asserting claims for breach of contract, restitution, money had and received, conversion and declaratory relief. The Company is also seeking recovery of $43,700 for the value of equipment not returned to the Company by Code Ventures. Depositions from both parties are scheduled to be taken during June 2006. The jury trial is scheduled to commence on August 4, 2006. Management of the Company intends to vigorously defend its position, and believes the Company has meritorious defenses to Code Ventures’ claims and has not recorded any charges for any potential settlement. However, no determination can be made as to the ultimate outcome at this time, nor to the potential amount of loss to the Company should an unfavorable outcome result.

Note G- 2006 Private Offerings:

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

Note H: Consulting Agreement

On February 24, 2006, the Company entered into a consulting agreement with a third party for public relations services. The Company agreed to pay the third party a non refundable retainer fee of 1,153,846 shares of restricted stock. 50% of the shares valued at $.10 per share (for financial reporting purposes) were issued three days after executing the agreement and 115,385 shares valued at $.09 per share were issued March 1st. 115,385 shares are to be issued the first day of each month through July 2006.

Note I: Subsequent Events

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

Note J: Changes in Shareholder’s Equity

The following table sets forth changes in stockholder’s equity from December 31, 2005 to March 31, 2006.

	Number of Shares	Common Stock	Additional Paid in Capital	Deferred Sales Fee (Net)	Accumulated Deficit	Total
Balance January 1, 2006	47,789,364	$47,789	$36,083,723	($204,488)	($38,116,905)	($2,189,881)
Shares issued in January private placement	2,222,222	2,222	297,778			300,000
Shares issued in February private placement	390,625	391	49,609			50,000
Shares issued due to anti dilution provisions	121,528	122	(122)
Shares issued First Providence (see note F: Litigation)	1,000,000	1,000	139,000			140,000
Shares issued to third party consultant (see note H; Consulting Agreement)	692,308	692	67,386			68,078
Equity compensation			170,399			170,399
Costs associated with private placement offerings			(5,000)			(5,000)
Amortization of deferred selling fees				20,790		20,790
Net Loss					(1,052,012)	(1,052,012)
Balance March 31, 2006	52,216,047	$52,216	$36,802,773	($183,698)	($39,168,917)	($2,497,626)

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, “we,” “our”, “us” and similar phrases refer to Protocall Technologies Incorporated together with is wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. and Precision Type, Inc.

Overview

Protocall Technologies Incorporated was formed in New York in December 1992. Until 1998, Protocall was focused primarily on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall's font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current software distribution business (SoftwareToGo); however, revenues from the font software business continued through June 2004. For much of 2005 and 2006, we have focused on supporting our SoftwareToGo system, pursuing new customers and publishers and developing our new TitleMatch System.

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

Risk Factors

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

Due to our continual dependence upon outside financing, there is substantial doubt as to whether we can continue as a Going Concern. Through June, 2006 we have been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

Management believes that cash on hand at June 7, 2006 will enable us to continue our business plan through June, 2006 although there can be no assurances that this will be the case. We are currently seeking additional financing to meet its short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We rely to a large degree on third parties for the manufacture and maintenance of our system, who could subject us to delays in satisfying customer needs. We rely heavily upon third parties to perform such tasks as assembly and on-site maintenance of our system. Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to perform effectively on our behalf. There can be no assurance that we will be successful in entering into agreements with all of these companies when necessary. In addition, once we enter into such manufacturing contracts, we face the possibility that such contracts will not be extended or replaced. We anticipate that we can obtain in a timely manner alternative third party services and that the failure to extend or replace existing contracts would not have a material adverse effect on us, although we can give no assurance in this regard.

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

Revenue Model

We employ two revenue models in our existing retailer agreements: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers. Under the "bricks and mortar" revenue model, which is applicable to our agreement with CompUSA, we license content, integrate, install and maintain SoftwareToGo site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within their stores as well as an appropriate location for the Order Fulfillment Station, and provides SoftwareToGo system promotion. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

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

Revenue Recognition

We recognize revenue from retailers’ sales of product through our software delivery system and through catalogues, upon delivery to the retail customer or consumer.

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

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net Loss from Continuing Operations. We had net losses from continuing operations of $1,052,012 and $1,308,026 for the three months ended March 31, 2006 and 2005, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

Net Sales. Net sales for the three months ended March 31, 2006 increased $ 93,029, or 91.6%, to $194,610 compared to $101,581 for the three months ended March 31, 2005. This increase is principally due to increased sales to TigerDirect.com.

Gross Profit. Gross profit for the three months ended March 31, 2006 was $45,290, or 23.3 % of net sales, as compared to $28,502, or 28% of net sales, for the comparable period ended March 31, 2005.

Research and Development Expenses. Research and development expense, or R&D, decreased $26,161 or 51.5%, from $50,758 to $24,597, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in R&D from 2005 was primarily due to enhancements made to the latest version of our SoftwareToGo system during the first quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $215,788, or 17.26%, to $1,034,155 for the three months ended March 31, 2006 from $1,249,943 for the three months ended March 31, 2005.

Employee compensation decreased $175,554, or 38.25%, to $283,392 from $458,946 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to a reduction in personnel in the third and fourth quarters of 2005 offset by the Company’s adoption of SFAS 123R in January 2006 and resulting charge of $55,092 for the fair value of stock options earned during the quarter.

Depreciation and amortization expense increased $3,442 in 2006, or 2.12%, to $166,066 from $162,624 for the three months ended March 31, 2006 as compared to the three months ended March 31 2005. Consulting expenses increased $13,736 in 2006, or 10.29%, to $81,819 from $133,538 in 2005. Marketing expenses decreased $66,392 in 2006, or 69.8%, to $28,718 from $95,110 in 2005, due to increased marketing and advertising of our SoftwareToGo system in 2005 and an effort to reduce costs in 2006. Professional fees decreased $82,043 in 2006, or 73.99%, to $28,837 from $110,880 in 2005 due to costs associated with the first year of being a public company in 2005 and an effort to reduce costs in 2006. Investor Relations increased $98,577 in 2006, or 2767% from $3,562 for the three months ended March 31,2005 to $102,139 for the three months ended March 31, 2006 due primarily to a charge of $68,077 for stock issued a third party IR firm and increased use of IR firms in 2006.

Interest and Finance Charges. Interest and finance expenses combined decreased by $8,567, or 16.69%, to $42,750 from $51,317 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Interest expense decreased $8,577, or 26.9%, to $23,271 from $31,838, for 2006 as compared to 2005 due to the renegotiation of the terms of a capital lease in November 2005. The term of the lease was extended an additional two years resulting in a reduction of monthly payments of principal and interest beginning December 2005.

Other Income. Other income decreased to $4,200 for the three months ended March 31, 2006, from $15,490 for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, our working capital deficit amounted to $1,995,703 as compared with a working capital deficit of $1,783,164 at December 31, 2005. At March 31, 2006, we had an accumulated deficit in the amount of $39,168,917. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.

As of June 7, 2006, we had a cash balance of approximately $65,124. Management believes that cash on hand will enable the Company to continue its business plan through approximately June 2006 although there can be no assurances that this will be the case. The Company is attempting to obtain additional financing from an existing shareholder and collect customer accounts receivable. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by us.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Item 3 - Controls and Procedures

As required by U.S. Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, the three months ended March 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, however, we are late in filing this report.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 1 - Legal Proceedings

Upon his termination from employment with the Company, the former CEO Mark Benedikt asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006 in accordance with EITF 00-19. This liability will be marked to fair value at each reporting date until the warrant is exercised. On March 31, 2006, the warrant was valued at $49,977. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company had accrued the $100,000 due to Mr. Benedikt as of December 31, 2005.

On August 23, 2005, First Providence Financial Group, LLC (“First Providence”) filed a Demand for Arbitration against the Company with the American Arbitration Association. The demand alleged that the Company breached a January 2000 placement agency agreement with First Providence. The demand sought $5 million in damages, plus fees and costs. The demand alleged that First Providence had a right of first refusal and that the Company disregarded it. The Company believed that First Providence was not then in business, incapable of performing and failed to do so when requested to perform. The Company reached a settlement agreement with First Providence on January 31, 2006. The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The shares valued at $140,000 were accrued in December 2005. First Providence withdrew the arbitration request.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Company filed a cross complaint asserting claims for breach of contract, restitution, money had and received, conversion and declaratory relief. The Company is also seeking recovery of $43,700 for the value of equipment not returned to the Company by Code Ventures. Depositions from both parties are scheduled to be taken during June 2006. The jury trial is scheduled to commence on August 4, 2006. Management of the Company intends to vigorously defend its position, and believes the Company has meritorious defenses to Code Ventures’ claims and has not recorded any charges for any potential settlement. However, no determination can be made as to the ultimate outcome at this time, nor to the potential amount of loss to the Company should an unfavorable result.

Item 2 - Recent Sales of Unregistered Securities

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

In April 2006, we entered into a securities purchase agreement with accredited investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,819,363 shares of common stock, at $.162 per share, and warrants (the “Warrants”) to purchase up to 1,218,324 shares of common stock, for an aggregate of $300,000.

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

In May 2006, we entered into a securities purchase agreement with accredited investors in a private placement. In connection with the private placement, we sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

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

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports On Form 8-K

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

For the three months ended March 31, 2006;

1.	We filed a Current Report on Form 8-K on January 5, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

2.	We filed a Current Report on Form 8-K on February 28, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2006

PROTOCALL TECHNOLOGIES INCORPORATED

By:	/s/ Bruce Newman
Bruce Newman, President and Chief Executive Officer
(Principal Executive Officer)