Form 10QSB
period 2006-06-30
PROTOCALL TECHNOLOGIES INC
filed 2006-08-17
CIK 1171180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2006	Commission File Number: 333-86498

PROTOCALL TECHNOLOGIES INCORPORATED

  (Exact name of small business issuer specified in its charter)

NEVADA	41-2033500
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of August 14, 2006, there were 68,824,542 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [ X ]

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets

Part I - Financial Information
Item 1 - Financial Statements

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$37,082	$402,221
Accounts receivable, net	104,684	56,980
Inventory	17,747	28,106
Prepaid expenses and other current assets	12,835	55,302
Total current assets	172,348	542,609

Property and equipment, net	301,767	510,670
Patents, net	24,351	25,567
Deferred lease costs	58,447	97,405
Security deposits	20,825	14,433

TOTAL ASSETS	$577,738	$1,190,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$704,966	$690,321
Accrued expenses	630,153	827,091
Payroll taxes payable	67,739	67,264
Accrued salaries - officers	317,603	394,274
Deferred revenue	20,000	-
Loans payable	53,855	54,105
Loan payable - related party	7,927	7,927
Convertible note payable	100,000	-
Current portion of notes payable	37,953	-
Current portion of obligations under capital leases	341,127	299,225
Total current liabilities	2,281,323	2,340,20

Loans Payable, less current portion	56,610	56,610
Obligations under capital leases, less current portion	331,686	461,227
Notes payable, including accrued interest of $6,172 at June 30, 2006
and $4,583 at December 31, 2005	123,597	84,055
Notes payable - related party, including accrued interest of $32,192 at June 30, 2006
and $23,901 at December 31, 2005	446,757	438,466

Total liabilities	3,239,973	3,380,565

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 63,097,228 and 47,789,364 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	63,097	47,789
Additional paid-in capital	37,433,546	36,083,723
Deferred sales fee, net	(162,908)	(204,488)
Deferred consulting costs	(22,002)	-
Accumulated deficit	(39,973,968)	(38,116,905)

Total stockholders' deficit	(2,662,235)	(2,189,881)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$577,738	$1,190,684

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales	$354,420	$200,971	$159,810	$99,390
Cost of sales	304,831	148,792	155,510	75,713

Gross profit	49,589	52,179	4,300	23,677

Selling, general and administrative expenses	(1,737,088)	(2,615,384)	(702,933)	(1,365,441)
Research and development expenses	(48,643)	(95,158)	(24,046)	(44,400)

Operating loss	(1,736,142)	(2,658,363)	(722,679)	(1,386,164)

Other income (expense):
Interest expense, including amortization of
debt discount and beneficial conversion
feature of debt	(109,759)	(89,886)	(67,009)	(38,569)
Loss on disposal of fixed assets	(19,562)	(10,938)	(19,562)	(10,938)
Other income	8,400	38,296	4,200	22,806
Total other income (expense)	(120,921)	(62,528)	(82,371)	(26,701)

Net loss	$(1,857,063)	$(2,720,891)	$(805,050)	$(1,412,865)

Net loss per share - basic and diluted	$(0.04)	$(0.11)	$(0.01)	$(0.06)

Weighted average number of shares-basic and
diluted	52,546,370	25,592,060	54,559,745	25,798,121

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Deficit

			Additional	Deferred	Deferred		Total
	Common Stock		Paid in	Sales	Consulting	Accumulated	Stockholders'
	Shares	Amount	Capital	Fee (Net)	Fee	Deficit	Deficit
Balance December 31, 2005	47,789,364	$47,789	$36,083,723	$(204,488)	$-	$(38,116,905)	$(2,189,881)

Common Shares issued in January private placement	2,222,222	2,222	297,778	-		-	300,000
Common Shares issued in February private placement	390,625	391	49,609	-		-	50,000
Common Shares issued for settlement of litigation	1,000,000	1,000	139,000	-		-	140,000
Common Shares issued in April private placements	1,819,363	1,820	298,180	-		-	300,000
Common Shares issued in May private placements	1,079,136	1,079	148,921	-		-	150,000
Common Shares issued in June private placement	1,059,322	1,059	98,941	-		-	100,000
Common Shares issued due to anti dilution provisions	6,814,118	6,814	(6,814)	-		-	-
Common Shares issued for consulting fees	923,078	923	115,616	-		-	116,539
Stock options issued for compensation expense	-	-	202,887	-		-	202,887
Costs of private placement offerings	-	-	(60,000)	-		-	(60,000)
Warrants issued for consulting fees	-	-	45,005	-	(45,005)	-	-
Warrant issued in connection with issuance of convertible note	-	-	20,700	-		-	20,700
Amortization of deferred sales fee	-	-	-	41,580		-	41,580
Amortization of deferred consulting fees					23,003		23,003
Net loss	-	-	-	-		(1,857,063)	(1,857,063)
Balance June 30, 2006	63,097,228	$63,097	$37,433,546	$(162,908)	$(22,002)	$(39,973,968)	$(2,662,235)

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,857,063)	$(2,720,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,907	326,207
Loss on disposal of fixed assets	19,562	10,938
Common stock and warrants issued for services	116,539	-
Equity compensation cost	202,887	86,976
Subscription receivable write-off	-	1,665
Financing expense related to warrant issuance	20,700	-
Amortization of deferred lease costs	38,958	24,525
Amortization of deferred sales fee	41,580	-
Amortization of deferred consulting fee	23,003
Change in value of derivative financial instrument	5,682	-
Change in value of warrant issued for settlement	18,096
Changes in:
Accounts receivable	(47,704)	4,883
Inventory	10,359	(21,570)
Prepaid expenses and other current assets	42,467	13,889
Security deposits	(6,392)	-
Accounts payable and accrued expenses	(66,071)	163,802
Payroll taxes payable	475	-
Accrued salaries officers	(765)	(148,574)
Deferred revenue	20,000	-
Accrued interest on other notes payable	9,880	9,881
Net cash used in operating activities	(1,215,900)	(2,248,269)

Cash flows from investing activities:

Capital expenditures	(1,350)	(45,811)

Cash flows from financing activities:
Net proceeds from issuance of common stock	840,000	1,335,570
Proceeds from issuance of convertible note	100,000	-
Repayment of loan payable	(250)	-
Repayment of notes payable	-	(3,720)
Notes payable to officers/stockholders		(10,875)
Repayment of capitalized lease obligations	(87,639)	(168,436)
Net cash provided by financing activities	852,111	1,152,539

Net decrease in cash	(365,139)	(1,141,541)

Cash - beginning of period	402,221	2,133,223
Cash - end of period	$37,082	$991,682

Supplemental cash flow information:
Cash paid for:
Interest	$26,720	$43,688
Income taxes	$-	$-
Non cash transactions:
Warrants issued for consulting services	$45,005	$-
Stock issued for settlement	$140,000	$-

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

Note A - Summary of Significant Accounting Policies and Related Matters

[1] Description of business

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). The Company has substantially focused all of its time and resources on its SoftwareToGo® product in its PSD subsidiary. PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. SoftwareToGo® (the “System”) is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers. The Company intends to market and distribute its System to major retailers. The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company’s retail customers.

The Company incurred net losses for the six months ended June 30, 2006 and 2005 of $1,857,063 and $2,720,891, respectively, and has an accumulated deficit of $39,973,968 at June 30, 2006. Through June 30, 2006, the Company has been dependent upon investments through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

[2] Going concern

As of August 14, 2006, the Company had a cash balance of approximately $526,608. Management believes that cash on hand in addition to expected proceeds from a recently completed private placement (see note J) will enable the Company to continue its business plan through approximately early 2007 although there can be no assurances that this will be the case or that the expected proceeds of the private placement will be received. In addition, the Company’s contracts with suppliers provide for specific payment terms and, as of the date of this report, the Company has not met these payment terms with respect to a number of its suppliers. If these suppliers decline to do business with the Company as a result of delayed payment, it could possibly result in the loss of substantial business for the Company and its inability to continue as a going concern.

Management’s plan is to pursue additional long-term capital to fund its operations after further content and customer agreements have been signed, although there can be no assurances that any such agreements will be signed or that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure additional long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by it.

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

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

[3] Revenue recognition

The Company recognizes revenue from retailer sales of product through its software delivery system upon delivery to the consumer

Rebates and refunds are recorded as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

[4] Use of estimates

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

[5] Accounting for stock options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date. Prior to the adoption of SFAS 123R, the Company accounted for stock based compensation using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. The Company adopted the provisions of SFAS 123R effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. Accordingly, periods prior to adoption have not been restated. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which is normally the vesting period of the options.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the six month period ended June 30, 2005:

Net loss as reported	$(2,720,891)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	86,976
Stock-based employee compensation determined under the fair value based method	(376,797)
Pro forma net loss	$(3,010,712)
Net income per share-basic and diluted
as reported	$(.11)
Pro forma	$(.12)

Stock based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2006 was $202,887, $118,127 of which is employee compensation, $26,708 is for options issued to consultants and $58,052 is for options issued to directors. The compensation cost of $551,902 for non-vested options at June 30, 2006 will be recorded over the respective vesting periods.

Option transactions for the six months ended June 30, 2006 are summarized as follows:

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	2000 Plan			2004 Plan
	# of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	# of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,537,785	$1.64	-	4,142,988	$.71	-	$0.00
Granted (1)	-	-	-	257,667	$.69	-	$0.00
Exercised	-	-	-	-	-	-	-
Forfeited (2)	(19,660)	$2.39	-	(1,569,480)	$.40	-	$0.00
Outstanding at end of period	2,518,125	$1.63	1.09	2,831,175	$.88	8.37	$0.00
Exercisable at end of period	2,518,125	$1.63	1.09	2,142,419	$.83	8.23	$0.00
Non vested at end of period	-			688,756	$1.02	8.81	$0.00

(1)	990,000 options were granted March 31, 2006 subject to shareholder approval. These options are not considered granted for financial reporting purposes.

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

These options were not included in the stock option charge for the quarters ending March 31 and June 30, 2006 and are incorporated above as being forfeited in the first quarter of 2006.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June,
	2006	2005
Risk-free interest rate	4.52%	3.81%
Expected life of options	5 years	4.98 years
Expected dividend yield	0.00%	0.00%
Expected volatility	168.23	143.91
Weighted average fair value	$0.10	$.93

[6] Loss per share and common share equivalent

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Six Months Ended June 30,
	2006	2005
Stock options	5,349,300	7,057,885
Warrants	13,498,151	2,648,008
Convertible notes (1)	1,708,093	--
Total dilutive shares	20,555,544	9,705,893

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Represents aggregate principal and accrued interest of $82,466 convertible into common stock at $0.128 per share and principal of $100,000 convertible into common stock at $.094 per share.

[7] Inventory

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market.

[8] Financial instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (“EITF 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

[9] Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported net loss.

Note B - Related Party Transactions

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on behalf of the Company as required by an equipment lease agreement, for the entire term of the lease obligation, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the lease obligation which terminates April 1, 2007. In November 2005, the letter of credit was reduced to $750,652 and extended through April 2008. The Company is contingently liable for the amounts of the letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of noncompliance with the terms of the lease agreement.

Note C - Notes Payable - Related Party

On July 22, 2004, in connection with the reverse merger, $414,565 of previously accrued interest on a convertible note payable due to a related party was converted into a new promissory note, bearing interest at 4% per annum. As of June 30, 2006, the total accrued interest on the note payable amounted to $32,192. All principal and accrued interest on the note is due and payable in full on July 22, 2007. The payee had a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, which occurred in June 2005, on the same terms and conditions as applicable to all other purchasers of such equity securities. The payee was notified by certified mail of their right to convert their note and all accrued interest into shares of common stock due to the equity financing that occurred in June 2005. The payee has declined to convert all or any portion of the outstanding principal balance and/or accrued interest of the note.

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note D - Notes Payable

On July 22, 2004, in connection with the reverse merger, $79,473 of previously accrued interest on convertible notes payable was converted into a new promissory note, bearing interest at 4% per annum. As of June 30, 2006, the total accrued interest on the note payable amounted to $6,171. All principal and accrued interest on the note is due and payable in full on July 22, 2007. The payees had a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, which occurred in June 2005, on the same terms and conditions as applicable to all other purchasers of such equity securities.

Pursuant to the July 31, 2002 Salary Adjustment Agreement, upon the termination of employment of one of the participants, $75,906 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year.  The principal of the note is payable in four equal quarterly installments beginning January 2007. The accrued interest is due monthly .

Note E - Convertible Notes Payable

In April 2006, the Company issued a Convertible Promissory Note (the “Note”) for $100,000 in a private placement. The note holder has the option, to convert the Note and receive shares of the Company in any financing transaction from third parties conducted by the Company under the same general terms and conditions as provided for in such a financing transaction (“conversion pricing provision”). The Note bears interest at 12% per annum and is payable at the earlier of (i) October 31, 2006, or (ii) completion of a subsequent financing of no less than $5,000,000 in gross proceeds to the Company. In connection with the issuance of the Note, the Company issued the note holder a warrant to purchase 125,000 shares of common stock at an exercise price of $.20 per share. The warrants may be exercised up to three years from date of issuance. The fair value of the warrants on the date of issuance was $20,700 as determined utilizing the Black-Scholes option-pricing model with the following assumptions: 172.65% volatility, three year expected life, 4.96% risk free interest rate, and a dividend yield ratio of 0%. The Company allocated the net proceeds between the Note and the warrants based on the relative fair value based method. The proceeds allocated to the value of the warrant were recorded as a finance expense. In July 2006, the Note was fully converted into 1,136,364 shares of common stock at a share price of $.088

The Note is a hybrid instrument which contains an embedded derivative feature which requires separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Financial Instrument". The embedded derivative feature includes the conversion pricing provision within the note. The value of the embedded derivative liability of $5,682 was bifurcated from the debt host contract and recorded as a derivative financial instrument liability included in accrued expenses on the condensed consolidated balance sheets.

Note F - Consulting Agreements

In April 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to this agreement, the Company issued the consultant a fully vested warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $.019 per share in exchange for all past due invoices. The warrant is exercisable over 4 years, and had a fair value of $17,550. The warrant was recorded as an investor relations expense in selling, general and administrative expense on the condensed consolidated statement of operations. The Company also issued a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $.019 per share, for future services. The warrant is exercisable over 4 years and has a fair value of $10,530. The warrant is being amortized over the six month life of the consulting contract. As of June 30, 2006, $2,633 has been recorded as an investor relations expense in selling, general and administrative expense on the condensed consolidated statement of operations.

In June 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to the terms of the agreement, the Company is obligated to issue the consultant a warrant to purchase 250,000 shares of common stock at an exercise price of $.013 per share. The fair value of the warrant is $16,925, which has been recorded and is being amortized over the one year term of the consulting agreement. As of June 30, 2006, $2,821 has been recorded as an investor relations expense in selling, general and administrative expense on the condensed consolidated statement of operations.

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note H - Litigation

Upon his termination from employment with the Company, the former CEO Mark Benedikt asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability is marked to fair value at each reporting date until the warrant is exercised. On June 30, 2006, the warrant was valued at $18,016. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company had accrued the $100,000 due to Mr. Benedikt as of December 31, 2005. The Company has paid $56,855 against this liability as of June 30, 2006.

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

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Company filed a cross complaint asserting claims for breach of contract, restitution, money had and received, conversion and declaratory relief. The Company is also seeking recovery of $43,700 for the value of equipment not returned to the Company by Code Ventures. Depositions of the owner of Code Ventures and the Person Most Knowledgeable on behalf of the Company have been taken. Both parties have designated expert witnesses to opine on various issues relating to the issuance, restriction and value of the stock options in dispute. The jury trial is scheduled to commence on September 15, 2006. Management of the Company intends to vigorously defend its position, and believes the Company has meritorious defenses to Code Ventures’ claims and has not recorded any charges for any potential settlement. However, no determination can be made as to the ultimate outcome at this time, nor to the potential amount of loss to the Company should an unfavorable outcome result.

Note I - Private Offerings

In January 2006, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold 2,222,222 shares of common stock, at $.135 per share, and warrants (the “January Warrants”) to purchase up to 1,111,111 shares of the Company’s common stock, for an aggregate of $300,000.

The January Warrants have an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the January Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through January 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the January Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in July 2006 (see below) , the Company issued additional shares of common stock and adjusted the January Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the January 2006 securities purchase agreement.

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

In February 2006, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold 390,625 shares of common stock, at $.128 per share, and warrants (the “February Warrants”) to purchase up to 585,938 shares of the Company’s common stock, for an aggregate of $50,000.

The February Warrants have an exercise price of $.128 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the February Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holder. Due to the private offering entered into in July 2006 (see below), the Company issued additional shares of common stock and adjusted the February Warrants’ exercise price to $.083 per share pursuant to the anti dilution provisions of the February 2006 securities purchase agreement.

In April 2006, the Company entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, the Company sold 1,234.568 shares of common stock, at $.162 per share, 584,795 shares of common stock at $.171 per share and warrants (the “April Warrants”) to purchase up to 1,218,324 shares of the Company’s common stock, for an aggregate of $300,000.

The April Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the April Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through April 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the April Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offerings entered into in July 2006 (see below) , the Company additional shares of common stock to the April investors and adjusted the April Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the April 2006 securities purchase agreement.

In May 2006, the Company entered into a securities purchase agreement with investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “May Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the May Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through May 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the May Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in July 2006 (see below) , the Company issued additional shares of common stock to the May investors and adjusted the May Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the May 2006 securities purchase agreement.

In June 2006, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold an aggregate of 1,059,322 shares of common stock, at $.094 per share, and warrants (the “June Warrants”) to purchase up to 1,059,322 shares of common stock, for an aggregate of $100,000.

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The June Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in July 2006 (see below), the Company issued an additional 158,314 shares of common stock to the June investor and adjusted the June Warrants’ exercise price to $.083 per share pursuant to the anti dilution provisions of the June 2006 securities purchase agreement.

Note J - Subsequent Events

In July 2006, the Company entered into securities purchase agreements with two investors in a private placement with each investor. In connection with the private placements, the Company sold an aggregate of 1,170,592 shares of common stock, at a share price of $.083 and $.088 per share, and warrants (the “July Warrants”) to purchase up to 1,170,592 shares of common stock, for an aggregate of $100,000.

The July Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the July Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through July 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the July Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In July 2006, the $100,000 convertible note was converted into equity at a share price of $.088. The Company issued the investor 1,136,364 shares of common stock at a share price of $.088 and warrants to purchase up to 1,136,364 shares of common stock at an exercise price of $.20 per share. The exercise price of the Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through July 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the July Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In August 2006, the Company entered into an agreement with a third party intellectual property patent consultant. The Company agreed to issue the third party 269,230 shares of common stock at $0.13 per share as payment for services rendered. The shares were valued at $35,000.

In August 2006, the Company finalized a financing agreement for a $2,000,000 investment by four private investors (collectively, the “Investors”). Under the terms of the agreement, the Company received an initial amount of $700,000, the first of three tranches of the funding which are expected to be completed over the course of the next several months. For this financing, the Investors received callable secured convertible notes totaling $2,000,000 with a 6% per annum interest rate and a maturity date of August 8, 2009. The notes are convertible, into shares of our common stock based on the average of the lowest three trading prices for shares of the Company’s common stock during the 20-trading day period ending on the trading day prior to the date a conversion notice is sent to us. Under the terms of the transaction documents relating to the Company's convertible note and warrant issuance, the Company is obligated to have authorized and reserved for issuance two times the number of shares issuable upon conversion or exercise of the notes and warrants, respectively (based on the then-current conversion price and exercise price). The Company does not meet this requirement as of the date hereof, but is seeking shareholder approval to do so consistent with its obligations under the transaction documents.

Protocall Technologies Incorporated and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The Company determined that these secured convertible notes contain embedded derivative financial instruments which under EITF 00-19, are required to be accounted for under SFAS 133 using the fair value accounting model.

The embedded derivatives in the notes requiring bifurcation under ElTF 00-19 would be accounted for as liabilities and marked to market at each balance sheet date and the corresponding gain or loss in value will be recorded in the statement of operation as additional financing costs, which could have a material effect on the Company’s future financial position, results of operations and earnings per share. The notes will have a material impact on the Company’s financial position, the results of operations and earnings per share.
The Company also issued to the private investors seven-year warrants to purchase 15,000,000 shares of our common stock which are exercisable at an exercise price or $.10 per share.

The Company has committed to filing a Form SB-2 Registration Statement with the SEC by September 22, 2006. The second tranche of the funding ($600,000) will not be received until the Form SB-2 is filed with the SEC , and the third and final tranche of the funding ($700,000) will not be received until the Form SB-2 is declared effective by the SEC. There are penalty provisions if the filing does not become effective by December 6, 2006. The notes are collateralized by all of the Company’s assets.

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

Management believes that cash on hand at August 14, 2006 in addition to expected proceeds from a recently completed private placement (see note J) will enable us to continue our business plan through approximately early 2007, although there can be no assurances that this will be the case or that the expected proceeds of the private placement will be received

We are currently seeking additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Until such time as we can rely on revenues generated from operations, we have a need for subsequent funding; if we are not successful in obtaining such funding, we will be forced to curtail or cease our activities.

If the expected proceeds from the private placement are received, we estimate that we will require additional cash resources by early 2007. Our continued operations thereafter will depend upon the availability of cash flow, if any, from our operations or our ability to raise additional funds through equity or debt financing. There can be no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms favorable to or affordable by us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. The uncertainties regarding the availability of subsequent funding and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Our contracts with our suppliers provide for specific payment terms, and if we miss those payment terms, our suppliers could decline to continue to do business with us.

Our contracts with our suppliers provide for specific payment terms and, as of the date of this report, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our inability to continue as a going concern.

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

We have not yet received shareholder approval to increase the number of our authorized shares of common stock to meet our obligations under the transaction documents relating to our recently-issued 6% secured convertible notes and warrants, and if we fail to do so we will be in breach of our obligations under the transaction documents and subject to penalties.

Under the terms of the transaction documents relating to our recently-issued 6% secured convertible notes and warrants, we are obligated to have authorized and reserved for issuance two times the number of shares issuable upon conversion or exercise of the notes and warrants, respectively (based on the then-current conversion price and exercise price). We need to increase our authorized capital to meet this requirement. As of the date of this report we do not have shareholder approval to do so yet, but are working to get it consistent with our obligations under the transaction documents. If we fail to get shareholder approval and increase our authorized capital sufficiently and in a timely manner, we will be subject to liquidated damages penalties under the transaction documents.

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

Results of Operations - Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net Loss

We had net losses of $805,050 and $1,412,865 for the three months ended June 30, 2006 and 2005, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

Net Sales

Net sales for the three months ended June 30, 2006 increased $60,420, or 60.79%, to $159,810 compared to $99,390 for the three months ended June 30, 2005. This increase is principally due to increased sales from TigerDirect.com.

Gross Profit

Gross profit for the three months ended June 30, 2006 was $4,300, or 2.69% of net sales, as compared to $23,677, or 23.8% of net sales, for the comparable period ended June 30, 2005. The decrease in gross profit percentage is due to a change in our product mix.

Research and Development Expenses

Research and development expense, or R&D, decreased $20,354 or 45.84%, from $44,400 to $24,046, for the three months ended June 30, 2006 as compared to the same period ended June 30, 2005 due to decreased spending resulting from cash flow constraints.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $662,508 or 48.52%, to $702,933 for the three months ended June 30, 2006 from $1,365,441 for the three months ended June 30, 2005.

Consulting expenses decreased $192,932 in 2006, or 96.10%, to $7,833 from $200,765 in 2005, due to the greater use of outside consultants in 2005 to assist in financing, marketing and accounting matters associated with becoming a public company.

Marketing expenses decreased $41,588 in 2006, or 58.21%, to $29,861 from $71,449 in 2005, due to increased marketing and advertising of our SoftwareToGo system in 2005 and an effort to reduce costs in 2006.

Employee compensation decreased $287,547 or 54.64% from $526,220 in 2005 to $238,673 in 2006 due to the accrual of $243,750, at June 30, 2005, to be paid to the former President and Chief Executive Officer of the Company over the 15 month period subsequent to his resignation, pursuant to his separation agreement, and a greater amount of personnel in 2005, offset by the Company’s adoption of SFAS 123R in January 2006 and resulting second quarter charge of $32,488 for the fair value of stock options earned during the quarter.

Investor Relations increased by $95,085 to $121,946 in 2006 from $26,861 in 2005 due to increased use of public relations and investor relations consultants.

Employee benefits decreased $58,547 or 86.33% from $67,815 in 2005 to $9,268 in 2006 due to the reduced amount of employees in the Company.

Interest and Finance Charges

Interest and finance expenses combined increased by $28,441, or 73.74%, to $67,009 from $38,568 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Interest expense increased $7,741, or 10.78%, to $26,830 from $19,089, for 2006 as compared to 2005. Finance expense increased $20,699, or 106.27%, to $40,179 from $19,480 for 2006 as compared to 2005. This increase was due to finance charges relating to debt discount and beneficial conversion feature of a convertible note issued in April 2006.

Results of Operations - Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net Loss from Continuing Operations

We had net losses of $1,857,063 and $2,773,070 for the six months ended June 30, 2006 and 2005, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

Net Sales

Net sales for the six months ended June 30, 2006 increased $153,449, or 76.35%, to $354,420 compared to $200,971 for the six months ended June 30, 2005. This increase is principally due to an increase in sales to TigerDirect.com.

Gross Profit

Gross profit for the six months ended June 30, 2006 was $49,589, or 13.9% of net sales, as compared to $52,179, or 26.0% of net sales, for the comparable period ended June 30, 2005. The decrease in gross profit percentage is due to the increased use of SPIFF’s (sales performance incentive for future) and rebates.

Research and Development Expenses

Research and development expense, or R&D, decreased $46,515 or 48.88%, from $95,158 to $48,643, for the six months ended June 30, 2006 as compared to the same period ended June 30, 2005. The decrease in R&D was primarily due to decreased spending in 2006 and enhancements made to the latest version of our SoftwareToGo system during the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $878,296, or 33.58%, to $1,737,088 for the six months ended June 30, 2006 from $2,615,384 for the six months ended June 30, 2005.

Consulting expenses decreased $179,197 in 2006, or 53.60%, to $155,106 from $334,303 in 2005, due to the use of outside consultants in 2005 to assist in financing, marketing and accounting matters associated with being a public company.

Legal expenses decreased $61,912 in 2006, or 39.09%, to $96,465 from $ 158,377 in 2005, due to the use of outside consultants in 2005 to assist in financing, marketing and accounting matters associated with being a public company.

Marketing expenses decreased $107,980 in 2006, or 64.83%, to $58,579 from $166,559 in 2005, due to increased marketing and advertising of our SoftwareToGo system in 2005 and an effort to reduce costs in 2006.

Employee compensation decreased $463,101 or 47.01% from $985,167 in 2005 to $522,066 in 2006 due to a greater amount of personnel in 2005 and the accrual of $243,750, at June 30, 2005, to be paid to the former President and Chief Executive Officer of the Company over the 15 month period subsequent to his resignation, pursuant to his separation agreement, offset by the Company’s adoption of SFAS 123R in January 2006 and resulting charge of $118,127 for the fair value of stock options earned during the six months ended June 30, 2006.

Investor relations increased $193,662 in 2006, or 636.57% from $30,423 for the six months ended June 30, 2005 to $224,085 for the six months ended June 30, 2006 due primarily to a charge of $116,539 for stock issued a third party IR firm and increased use of IR firms in 2006.

Employee benefits decreased $82,150 or 73.57% from $111,659 in 2005 to $ 29,509 in 2006 due to the reduced amount of employees in the Company.

Interest and Finance Charges

Interest and finance expenses combined increased by $19,873, or 22.11%, to $109,759 from $89,886 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Interest expense decreased $827, or 1.62%, to $50,101 from $50,928, for 2006 as compared to 2005. Finance expense increased $20,700, or 53.13%, to $59,658 from $38,958 for 2006 as compared to 2005. This increase was due to finance charges relating to debt discount and beneficial conversion feature of a convertible note issued in April 2006.

Liquidity and Capital Resources

At June 30, 2006, our working capital deficit amounted to $2,108,975 as compared with a working capital deficit of $1,797,598 at December 31, 2005. At June 30, 2006, we had an accumulated deficit in the amount of $39,973,968. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.

As of August 14, 2006, the Company had a cash balance of approximately $526,608. Management believes that cash on hand in addition to expected proceeds from a recently completed private placement will enable the Company to continue its business plan through approximately early 2007 although there can be no assurances that this will be the case or that the expected proceeds of the private placement will be received

Management’s plan is to pursue additional long-term capital to fund its operations after further content and customer agreements have been signed, although there can be no assurances that any such agreements will be signed or that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure additional long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by it.

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

Item 3 - Controls and Procedures

As required by U.S. Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, the three months ended June 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors.  Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

With the exception of the above, there has been no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
None

Item 3 - Default Upon Senior Securities
None

Item 4 - Submission of Matters to a Vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits And Reports On Form 8-K

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

1.	We filed a Current Report on Form 8-K on January 5, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

2.	We filed a Current Report on Form 8-K on February 28, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

3.	We filed a Current Report on Form 8-K on April 17, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

4.	We filed a Current Report on Form 8-K on May 17, 2006 regarding the departure of a principal officer.

5.	We filed a Current Report on Form 8-K on May 25,2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

6.	We filed a Current Report on Form 8-K on July 21,2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

7.	We filed a Current Report on Form 8-K on August 10, 2006 regarding the entry into a material definitive agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2006

PROTOCALL TECHNOLOGIES INCORPORATED

By:  /s/ Bruce Newman
Bruce Newman, President and Chief Executive Officer
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)