Form 10QSB
period 2006-09-30
PROTOCALL TECHNOLOGIES INC
filed 2006-11-16
CIK 1171180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2006

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

As of November 14, 2006, there were 69,614,514 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes [   ] No [ X ]

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Balance Sheet

Part I - Financial Information

Item 1 - Financial Statements

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$283,603	$402,221
Accounts receivable, net	53,552	56,980
Inventory, net of reserve	525,169	28,106
Prepaid expenses and other current assets	12,835	55,302
Total current assets	889,159	542,609

Property and equipment, net	168,528	510,670
Patents, net	23,807	25,567
Deferred lease and financing costs	327,402	97,405
Other Assets	50,000
Security deposits	20,825	14,433
TOTAL ASSETS	$1,465,721	$1,190,684

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$766,818	$689,968
Accrued expenses	700,166	825,872
Payroll taxes payable	67,738	67,264
Accrued salaries - officers	317,603	394,272

Deferred revenue	18,750	—
Loans payable	53,355	54,555
Loan payable - related party	7,927	7,927
Notes payable, including accrued interest of $6,966 at September 30, 2006	162,345
Notes payable - related party, including accrued interest of $36,338 at September 30, 2006	450,903
Current portion of obligations under capital leases	287,616	300,799
Total current liabilities	2,833,221	2,340,657

Loans Payable, less current portion	54,889	56,160
Obligations under capital leases, less current portion	324,724	461,227
Convertible notes payable (net of discount)	114,383	—
Financial instrument liabilities	3,621,308	—
Notes payable, including accrued interest of $4,583 at December 31,2005
Notes payable - related party, including accrued interest of $23,901 at December 31,2005
Total liabilities	6,948,525	3,380,565

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value, 100,000,000 shares authorized, 69,569,137 and 47,789,364 issued or issuable and outstanding at September 30, 2006 and December 31, 2005
respectively	69,569	47,789
Additional paid-in capital	36,023,204	36,083,723
Deferred consulting costs	(15,138)	—
Deferred sales fee, net	—	(204,488)
Accumulated deficit	(41,560,438)	(38,116,905)
Total stockholders' deficiency	(5,482,804)	(2,189,881)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,465,721	$1,190,684

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales	$544,993	$341,857	$190,572	$140,886
Cost of sales	422,969	256,734	118,138	107,942
Gross profit	122,024	85,123	72,434	32,944

Selling, general and administrative expenses	(2,972,051)	(3,730,961)	(1,229,281)	(1,104,639)
Research and development expenses	(58,991)	(127,845)	(10,348)	(32,687)
Operating loss	(2,909,018)	(3,773,683)	(1,167,194)	(1,104,382)
Other income (expense):
Interest expense, including amortization of
debt discounts	(1,718,834)	(133,987)	(1,614,757)	(44,101)
Change in fair value of derivative liability	1,191,281		1,191,281
Loss on disposal of fixed assets	(19,562)	—		—
Other income	12,600	48,334	4,200	10,038
Total other income (expense)	(534,515)	(85,653)	(419,276)	(34,063)

Net loss	$(3,443,533)	$(3,859,336)	$(1,586,470)	$(1,138,445)

Net loss per share - basic and diluted	$(.06)	$(0.23)	$(0.02)	$(0.04)

Weighted average number of shares-basic and
diluted	57,854,316	16,981,703	68,297,350	28,217,424

See notes to condensed consolidated financial statement

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Deficit

			Additional	Deferred Sales and		Total
	Common Stock		Paid in	consulting Fees	Accumulated	Stockholders'
	Shares	Amount	Capital	Fee (Net)	Deficit	Deficit
Balance December 31, 2005	47,789,364	$47,789	$36,083,723	$(204,488)	$(38,116,905)	$(2,189,881)

Common Shares issued in January private placement	2,222,222	2,222	297,778	—	—	300,000
Common Shares issued in February private placement	390,625	391	49,609	—	—	50,000
Common Shares issued for settlement of litigation	1,000,000	1,000	139,000	—	—	140,000
Common Shares issued in April private placements	1,819,363	1,820	298,180	—	—	300,000
Common Shares issued in May private placements	1,079,136	1,079	148,921	—	—	150,000
Common Shares issued in June private placement	1,059,322	1,059	98,941	—	—	100,000
Common Shares issued in July private placement	1,170,592	1,171	98,829			100,000
Common Shares for Conversion of Convertible note	1,136,364	1,136	98,864			100,000
Common Shares issued due to anti dilution provisions	9,990,889	9,991	(9,991)	—	—	—
Common Shares issued for consulting fees	1,423,078	1,422	172,040	—	—	173,463
Common Shares forfeited	(80,000)	(80)	(99,920)			(100,000)
Stock options issued for compensation expense	—	—	312,063	—	—	312,063

Costs of private placement offerings	—	—	(70,000)	—	—	(70,000)
Warrants issued for consulting fees	—	—	45,005	(45,005)	—	—
Warrant issued in connection with issuance of convertible note	—	—	20,700	—	—	20,700
Conversion of convertible note			(20,700)			(20,700)
Common shares issuable for September financing	568,182	568	49,432			50,000
Derivative Liability of tainted warrants			(1,689,270)			(1,689,270)
Amortization of deferred consulting fees				29,867		29,867
Amortization and write off of deferred sales fee				204,488		204,488
Net loss	—	—	—	—	(3,443,533)	(3,443,533)
Balance September 30, 2006	69,569,137	$69,569	$36,023,204	$(15,138)	$(41,560,438)	$(5,482,804)

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,443,533)	$(3,859,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense for embedded derivative instruments	1,584,693	—
Depreciation and amortization	325,690	491,144
Loss on disposal of fixed assets	19,562	—
Common stock and warrants issued for services	173,463	—
Warrants issued for settlement	15,224	—
Equity compensation cost	312,063	86,976
Subscription receivable write-off	—	1,665
Change in value of derivative financial instrument	(1,191,281)	—
Amortization of deferred financing costs	7,825	—
Amortization of deferred lease costs	58,437	58,437
Settlement of accounts payable and trade notes		(15,750)
Write off of deferred selling costs	204,488	—
Amortization of deferred consulting fees	29,867	—
Forfeiture of common stock previously issued for accrued salary	(100,000)	—
Changes in:
Accounts receivable	3,428	(9,219)
Inventory	(497,063)	(15,172)
Prepaid expenses and other current assets	42,467	(63,683)
Accounts payable and accrued expenses	(46,654)	239,338
Other Assets	(50,000)	—
Deferred Financing Costs	(40,000)	—
Security Deposits	(6,392)	—
Other Liabilities	—	(4,220)
Payroll taxes payable	474	—
Accrued salaries	(765)	(180,072)
Notes payable to officers/stockholders	—	(10,875)
Deferred Revenue	18,750	—
Accrued interest on notes payable	14,821	14,821
Net cash used in discontinued operations	—	(24,639)
Net cash used in operating activities	(2,564,436)	(3,290,586)

Cash flows from investing activities:
Capital expenditures	(1,350)	(41,679)
Net cash used in investing activities	(1,350)	(41,679)

Cash flows from financing activities:
Net proceeds from issuance of common stock	980,000	2,050,830
Proceeds from issuance of convertible notes	1,617,750	—
Repayment of loan payable	(2,471)	—
Repayment of capitalized lease obligations	(148,112)	(261,281)
Net cash provided by financing activities	2,447,167	1,789,549

Net decrease in cash	(118,619)	(1,542,716)

Cash - beginning of period	402,221	2,133,223
Cash - end of period	$283,602	$590,507

Supplemental cash flow information:
Cash paid for:
Interest	$39,917	$61,345
Income taxes	$—	$1,832
Non cash transactions:
Conversion of accrued salaries to notes payable	$75,906	$—
Warrants issued for services	$45,005	$—
Stock issued for settlement	$140,000	$—
Stock issued for anti-dilution provisions	$9,991	$—
Discount on convertible note payable	$1,403,367
Derivative Liability for tainted warrants	$1,689,270
Conversion of note payable into equity	$100,000
Deferred Financing Costs	$121,000
Warrants issuable as finders fee for financing	$135,259

See notes to condensed consolidated financial statements

Basis of Presentation: The Accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2005 is derived from the December 31, 2005 audited financial statements.

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

[2] Going concern

The Company incurred net losses for the nine months ended September 30, 2006 and 2005 of $3,410,832 and $3,859,336, respectively, and has an accumulated deficit of $41,527,737 at September 30, 2006. Through September 30, 2006, the Company has been dependent upon investments through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations.

As of November 14, 2006, the Company had a cash balance of approximately $214,000 . Management believes that cash on hand will enable the Company to continue its business plan through approximately early 2007 although there can be no assurances that this will be the case.

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

[3] Revenue recognition

The Company recognizes revenue from retailer sales of product through its software delivery system upon delivery to the consumer and revenue from retailer sales of product inventory when the items are shipped.
Part of the Company’s marketing strategy to acquire new consumers includes retail promotions in which the Company pays retailers if they are successful in marketing software products on our system to consumers. These payments are recorded as a reduction in revenue in accordance with EITF No. 01-9. As a result of this accounting treatment, these payments are not included in marketing expense, but instead, recorded as a reduction in revenue. Estimated customer rebates are reflected as a reduction in revenue in the period that the related sale is recorded. Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to the nine month period ended September 30, 2005:

Net loss as reported	$(3,859,336)
Stock-based employee compensation expense included in reported net loss, net of related tax effects
Stock-based employee compensation determined under the fair value based method	(287,195)
Pro forma net loss	$(4,146,531)
Net loss per share-basic and diluted
as reported	$(.24)
Pro forma	$(.24)

Stock based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 was $312,063, $227,303 of which is employee compensation , $26,708 is for options issued to consultants and $58,052 is for options issued to directors. All of these expenses are recorded in selling general and administrative expense.. The compensation cost of $316,376 for non-vested options at September 30, 2006 will be recorded over the respective vesting periods.

Option transactions for the nine months ended September 30, 2006 are summarized as follows:

	2000 Plan			2004 Plan
	# of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	# of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	2,537,785	$1.64	—	4,142,988	$.71	—	—
Granted (1)	—	—	—	1,197,667	$.34	—	—
Exercised	—	—	—	—	—	—	—
Forfeited (2)	(462,134)	$1.39	—	(1,790,313)	$.52	—	—
Outstanding at end of period	2,075,651	$1.70	1.02	3,550,342	$.69	8.58	$0.00
Exercisable at end of period	2,075,651	$1.70	1.02	2,711,835	$.74	8.33	$0.00
Non vested at end of period	—	—	—	838,507	$.52	9.38	$0.00

(1)
940,000 of these options with an exercise price of $.025 were granted March 31, 2006 subject to shareholder approval. .These options were approved by shareholders on August 29, 2006 and are included in the stock option charge for the quarter ending September 30, 2006. The market value of the Company’s common stock on March 31, 2006 and August 29, 2006 was $0.25 and $0.14 respectively. These options have a ten year life with immediate vesting for half of these options and the balance, vesting March 31, 2007. The remaining 257,667 options granted during the nine months ended September 2006, are fully vested and have a ten year life with exercise prices ranging from $0.33 to $1.35.

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

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $.13.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September,
	2006	2005
Risk-free interest rate	4.72%	3.84%
Expected life of options	5 years	4.98 years
Expected dividend yield	0.00%	0.00%
Expected volatility	189.99	144.54
Weighted average fair value	$0.13	$.91

[6] Loss per share and common share equivalent

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Nine Months Ended September, 30,
	2006	2005
Stock options	5,625,993	5,225,186
Warrants	39,543,930	5,505,150
Convertible notes (1)	644,263	—
Total dilutive shares	45,814,186	10,730,336

(1)	Represents aggregate principal and accrued interest of $82,466 convertible into common stock at $0.128 per share.

[7] Inventory

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market. Recently acquired movie and television DVD’s are valued at cost.

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

[9] Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported net loss

[10] Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  The Company must adopt the interpretation by January 1, 2007.  Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 during the fourth quarter of fiscal year 2007. The Company’s management does not believe the adoption of SAB No. 108 will have a material impact on the Company’s consolidated financial statements.

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

Note C - Notes Payable - Related Party

On July 22, 2004, in connection with the reverse merger, $414,565 of previously accrued interest on a convertible note payable due to a related party was converted into a new promissory note, bearing interest at 4% per annum. As of September 30, 2006, the total accrued interest on the note payable amounted to $36,338. All principal and accrued interest on the note is due and payable in full on July 22, 2007. The payee had a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, which occurred in June 2005, on the same terms and conditions as applicable to all other purchasers of such equity securities. The payee was notified by certified mail of their right to convert their note and all accrued interest into shares of common stock due to the equity financing that occurred in June 2005. The payee did not elect to convert all or any portion of the outstanding principal balance and/or accrued interest of the note.

Note D - Notes Payable

On July 22, 2004, in connection with the reverse merger, $79,473 of previously accrued interest on convertible notes payable was converted into a new promissory note, bearing interest at 4% per annum. As of September 30, 2006, the total accrued interest on the note payable amounted to $6,966. All principal and accrued interest on the note is due and payable in full on July 22, 2007.

Pursuant to a July 31, 2002 Salary Adjustment Agreement, upon the termination of employment of one of the participants, $75,906 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year.  The principal of the note is payable in four equal quarterly installments beginning January 2007. The accrued interest is due monthly .

Note E - Convertible Notes Payable

In April 2006, the Company issued a Convertible Promissory Note (the “Note”) for $100,000 in a private placement. The note holder has the option to convert the Note and receive shares of Protocall in any financing transaction with third parties conducted by Protocall under the same general terms and conditions as provided for in such a financing transaction (“conversion pricing provision”). The Note bears interest at 12% and is payable at the earlier of (i) October 31, 2006, or (ii) completion of a subsequent financing of no less than $5,000,000 in gross proceeds to the Company. In connection with the issuance of the Note, the Company issued the note holder a warrant to purchase 125,000 shares of common stock at an exercise price of $.20 per share. The warrants may be exercised up to three years from date of issuance. The fair value of the warrants on the date of issuance was $20,700 as determined utilizing the Black-Scholes option-pricing model with the following assumptions: 172.65% volatility, three year expected life, 4.96% risk free interest rate, and a dividend yield ratio of 0%. The Company allocated the net proceeds between the Note and the warrants based on the relative fair value based method. The proceeds allocated to the value of the warrant were recorded as a finance expense. In July 2006, the Note was fully converted into 1,136,364 shares of common stock at a share price of $.088

The Note is a hybrid instrument which contains an embedded derivative feature which requires separate accounting as a derivative instrument under SFAS No. 133. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the "Financial Instrument". The embedded derivative feature includes the conversion pricing provision within the note. The value of the embedded derivative liability of $5,682 was bifurcated from the debt host contract and recorded as a derivative financial instrument liability included in accrued expenses on the condensed consolidated balance sheet. The charge was reversed upon the conversion of the note in July 2006.

Note F - Derivative Liabilities and Secured Convertible Notes Payable

In August 2006, the Company entered into an agreement with certain investors (the "Holder"), whereby the Company sold a Convertible Debenture (the "Convertible Note" or the “Note”) in the principal amount of $700,000. In September 2006, the company sold additional Convertible Notes in the aggregate amounts of $817,750 under the same terms as the initial issue (total $1,517,750). The Holder was issued warrants for 15,000,000 shares in August and an additional warrant for 2,512,500 shares were issued in September.

The notes bear interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the Trading Price is greater than $.14975 for each Trading Day. Any amount of principal or interest on this Note which is not paid when due bears interest at the rate of 15% (“Default Interest”). The principal payments on this note are payable in full on their respective maturity dates of August 8, 2009 and September 29, 2009.

The Notes are convertible into shares of the Company's common stock at a variable conversion price, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The “Variable Conversion Price” is the Applicable Percentage (50% at initial filing for registration, 55% prior to effectivity and 60% once registered) multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods. Conversions, including warrant exercises (as noted below), are limited monthly to the greater of $80,000 or the 10 day average daily volume, and in total are limited to the beneficial ownership of 4.99%. The Conversion Price and the number of shares to be issued upon conversion are subject to adjustment upon the occurrence of the events: major announcements defined as an intent to consolidate or merge with any other corporation other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged or sell or transfer all or substantially all of the assets of the Company or if any person, group or entity publicly announces a tender offer to purchase 50% or more of the Company’s Common Stock any common stock reclassification; stock splits, combinations and dividends. In addition, the Fixed Conversion Price and the Variable Conversion Price are subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications and similar events.

Events of default under the Convertible Note include: the Company’s failure to perform any of its obligations, pay principal, interest and other fees, breach of covenant, breach of representations and warranties, default under related agreements, bankruptcy, and failure to deliver the common stock or replacement note to Investor free of restrictions and other conditions. The default interest rate is fifteen percent (15%). Upon occurrence of default, Holder may demand immediate repayment of the Convertible Note at 140% of the principal balance.

The Company has registration requirements as detailed in the Registration Rights Agreement. If the Company fails to meet the registration deadlines, then the Company must pay Holder liquidated damages equal to 2.0% of the principal balance per month pro-rated for each month in which the registration requirements are not met, but capped at 6%. The Company is required to file an SB-2 Registration Statement within 45 days from the Closing Date to register 100% of the then shares to be issued upon conversion of the note. The debentures are secured by all of the assets of the Company. In November 2006, the Company entered into a revised registration agreement with the Holder whereby the Company is obligated to file an SB-2 registration statement by November 17, 2006.

The Company has the call option to prepay (“redeem”) the Notes assuming the Common Stock is trading at or below $.20 per share. The Company will pay in cash for prepayments: 120% if occurring within 30 days of the Issue Date; 130% for prepayments occurring between 31 and 60 days of the Issue Date, or 140% for prepayments occurring after the 60th day following the Issue Date. The Company has a partial call option if the volume weighted average price of the Common Stock for the 5 trading days is below $.1198. For a partial call option the Company will prepay a portion of the outstanding principal amount of the Notes equal to 101% of the principal divided by 36 plus one month’s interest and this will apply to all conversions for the month.

The derivative financial instrument, (the Convertible Note) has been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the income statement. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants. These significant fluctuations can create significant income and expense items on the financial statements of the Company.

The Convertible Note contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note". The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Note, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of the value at inception. The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Convertible Note.

In August 2006, in connection with the Securities Purchase Agreement, the Company granted the Holders a seven year Common Stock Purchase Warrant ("Holder Warrant") to purchase a total of 15,000,000 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances.

The Warrant is exercisable immediately and allows the Holder to purchase the shares within 7 years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends. An additional 2,512,500 Warrants were issued in September, 2006 under the same terms.

Due to the floorless conversion feature of the convertible debt, the Company cannot necessarily share settle the existing debt or any outstanding warrants/options. This is due to the fact that the Company may not have sufficient authorized and un-issued shares available to share settle these obligations. Therefore, all existing outstanding warrants and options as of August 8, 2006 are “tainted” and have been treated as derivative liabilities under SFAS 133 and EITF 00-19.

The warrants outstanding as of August 8, (referred to as “Tainted Warrants”) in aggregate allow the Holders to purchase 20,280,180 shares with various expirations dates ending August 4, 2009 (3 and 5 year terms). The Tainted Warrants were valued at $1,689,270 using a Black Scholes valuation model.

At the time of issue, the Company determined the probability weighed discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the note. The implied value of the compound embedded derivatives was $608,021 for the Convertible Note issued in August 2006. In addition, warrants were issued to the Holder that were valued at $1,611,366 based on a Black-Scholes valuation model using a weighted average exercise price. Finally, the existing outstanding Tainted Warrants were valued at $1,689,270 using a Black-Scholes valuation model. The implied value of the compound embedded derivatives within the September 2006 note was $529,324 and warrants issued to the Holder were valued at $194,066 at the date of issue.

The fair value of the embedded derivatives at September 30, 2006 was valued at $982,429, the warrants issued with the Convertible Notes were valued at $1,487,847 and the tainted warrants were valued at $1,151,032. The valuation was calculated with the following assumptions: the stock price would increase in the short term at the cost of equity with a 130% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the Holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month.

The Mark to Market change in the value of the Convertible Note Warrants is $(452,843). The mark to market change in the Compound Embedded Derivatives is $(154,916) and the mark to market change in the value of the Tainted Warrants is $(538,238).

The Company incurred legal and finder’s fees totaling $296,259 (of which $135,259 is the value of a warrant issued to the finder) associated with these notes. These fees are treated as deferred financing costs and are being amortized over the term of the convertible notes. $7,825 has been expensed as of September 30, 2006.

Note G - Consulting Agreements

In April 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to this agreement, the Company issued the consultant a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $.019 per share in exchange for all past due invoices. The warrant is exercisable over 4 years and has a fair value of $17,550. The warrant is recorded as an investor relations expense in selling, general and administrative expense on the condensed consolidated statement of operations. The Company also issued a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $.019 per share, for future services. The warrant is exercisable over 4 years and has a fair value of $10,530. The warrant is being amortized over the one year life of the consulting contract. As of September 30, 2006, $5,265 has been recorded as an investor relations expense in selling, general and administrative expense on the condensed consolidated statement of operations.

In June 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to the terms of the agreement, the Company is obligated to issue the consultant a warrant to purchase 250,000 shares of common stock at an exercise price of $.013 per share. The fair value of the warrant is $16,925, which has been recorded and is being amortized over the one year term of the consulting agreement. As of September 30, 2006, $7,052 has been recorded as an investor relations expense in selling, general and administrative expense on the condensed consolidated statement of operations.

In August 2006, the Company entered into an agreement with a third party intellectual property patent consultant. The Company agreed to issue the third party 269,230 shares at $0.13 per share as payment for services rendered. The shares were valued at $35,000 and expensed in full.

Note H - Litigation

Upon his termination from employment with the Company, the former CEO Mark Benedikt asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability is marked to fair value at each reporting date until the warrant is exercised. On September 30, 2006, the warrant was valued at $15,224. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company had accrued the $100,000 due to Mr. Benedikt as of December 31, 2005. The Company has paid $62,215 against this liability as of September 30, 2006. In November 2006, as per the terms of the settlement, the Company paid the remaining balance due to Mr. Benedikt.

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

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Company filed a cross complaint asserting claims for breach of contract, restitution, money had and received, conversion and declaratory relief. The Company is also seeking recovery of $43,700 for the value of equipment not returned to the

Company by Code Ventures. On September 13, 2006, the parties participated in a mediation. As a result of the mediation, the parties settled the matter for $100,000, with payments to be made in four installments from October 16, 2006 through February 20, 2007. The first installment payment of $25,000 has been paid. The Court is currently scheduled to dismiss the lawsuit on December 4, 2006. The Company accrued the $100,000 settlement in the quarter ended September 30, 2006.

Note I - Private Offerings

In January 2006, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold 2,222,222 shares of common stock, at $.135 per share, and warrants (the “January Warrants”) to purchase up to 1,111,111 shares of the Company’s common stock, for an aggregate of $300,000.

The January Warrants have an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the January Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through January 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the January Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in June 2006 (see below) , the Company issued additional shares of common stock and adjusted the January Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the January 2006 securities purchase agreement.

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

The June Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the June Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in July 2006 (see below), the Company issued additional shares of common stock to the June investor and adjusted the June Warrants’ exercise price to $.083 per share pursuant to the anti dilution provisions of the June 2006 securities purchase agreement.

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

Note J - Inventory Purchase

On September 29, 2006, the Company purchased movie and music media at a purchase price of $625,000 and movie and television show masters at a purchase price of $50,000.  The masters were classified as other assets. Under the terms of the agreement, the Company was contractually obligated to sell inventory with a cost of $273,000 to a stipulated third party by September 30, 2006.  The third party is obligated to return any unsold inventory by December 31,2006 to the Company for destruction. The Company has set up a reserve of $114,964 against this inventory.

Note K - Stock Forfeiture

In July 2006, an officer of the Company forfeited 80,000 shares of common stock issued upon conversion of accrued salary in July 2004. The accrued salary of $100,000 was also forgiven by the officer.

Note L -Subsequent Events

In October 2006, the Company increased its number of authorized shares to 200,000,000.

In October 2006, the Company entered into a securities purchase agreement with an investor in a private placement. In connection with the private placement, the Company sold an aggregate of 568,182 shares of common stock, at $.088 per share, and warrants (the “October Warrants”) to purchase up to 568,182 shares of common stock, for an aggregate of $50,000. The $50,000 was received in September 2006 and shares are reported as issuable at September 30, 2006.

The October Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the October Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through October 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the October Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In October 2006, the holder of a convertible note issued in July 2004 (see note E), elected to convert the principal and accrued interest into common stock. The Company issued the investor 45,377 shares of common stock at a conversion price of $.128 and a warrant to purchase 3,978 shares of common stock at an adjusted exercise price of $.128. The remaining July 2004 convertible noteholders, waived their conversion rights.

In November 2006, the Company entered into a joinder agreement to the financing agreement of August 8, as amended on September 30, with the initial Investors and two additional accredited investors. Under the terms of the joinder agreement, the additional investors purchased callable convertible notes in the aggregate amount of $500,000 under the same terms as the initial Investors. The additional investors were each issued a warrant to purchase 2,884,615 shares of common stock at an exercise price of $.10. The initial Investors are no longer obligated to fund any additional amounts pursuant to the original August 2006 financing agreement. The Company has until November 17, 2006 to file a registration statement.

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

Through November, 2006 we have been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

Management believes that cash on hand at November 14, 2006 will enable us to continue our business plan through early, 2007 although there can be no assurances that this will be the case.

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

We are not up to date with payments to many of our suppliers which may put us in default of our contracts with the respective supplier.

If these suppliers decline to do business with us, it would have a material impact on us and could possibly result in the loss of substantial business and the inability to continue as a going concern.

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

Revenue from the sale of recently purchased movie and television DVDs is recognized when the products are shipped to the customer. We invoice these customers at time of shipment.

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

Revenue from the sale of recently purchased movie and television DVDs will be recognized when the products are shipped to the customer.

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

Results of Operations - Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net Loss

We had net losses of $1,586,470 and $1,138,445 for the three months ended September 30, 2006 and 2005, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

Net Sales

Net sales for the three months ended September 30, 2006 increased $49,668, or 35.27%, to $190,572 compared to $140,886 for the three months ended September 30, 2005. This increase is principally due to increased sales from TigerDirect.com which accounts for 93% of revenue.

Gross Profit

Gross profit for the three months ended September 30, 2006 was $72,434, or 38% of net sales, as compared to $32,944, or 23.8% of net sales, for the comparable period ended September 30, 2005

Research and Development Expenses

Research and development expense, or R&D, decreased $22,339 or 68.34%, from $32,687 to $10,348, for the three months ended September 30, 2006 as compared to the same period ended September 30, 2005 due to decreased spending resulting from cash flow constraints.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $124,643 or 11.28%, to $1,229,282 for the three months ended September 30, 2006 from $1,104,639 for the three months ended September 30, 2005.

Consulting expenses increased $106,849 in 2006, or 168.93%, to $170,100 from $63,251 in 2005, due to the greater use of outside consultants in 2006 to assist in financing, sales, marketing, new business and accounting matters.

Marketing expenses decreased $6,863 in 2006, or 14.98%, to $38,955 from $45,818 in 2005, due to increased marketing and advertising of our SoftwareToGo system in 2005 and an effort to reduce costs in 2006.

Employee compensation decreased $185,294 or 45.93% from $403,464 in 2005 to $318,171 in 2006 due to a reduction in personnel in 2006, offset by the Company’s adoption of SFAS 123R in January 2006 and resulting third quarter charge of $109,176 for the fair value of stock options vested during the quarter and the forgiveness of accrued salary of $100,000 converted into equity forfeited in July 2006.

Investor Relations increased by $16,793 or 74.64% to $39,293 in 2006 from $22,500 in 2005 due to increased use of public relations and investor relations consultants.

Employee benefits decreased $19,049 or 64.49% from $29,536 in 2005 to $10,487 in 2006 due to the reduced number of employees in the Company.

Interest and Finance Charges

Interest and finance expenses combined increased by $1,570,656, or 3561.47%, to $1,614,757 from $44,101 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the interest recorded on convertible notes issued in August and September 2006. The finance charges were primarily due to the value of the warrants and the derivative financial instrument imbedded in the convertible notes which are treated as debt discount.

Results of Operations - Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net Loss

We had net losses of $3,443,533 and $3,859,336 for the nine months ended September 30, 2006 and 2005, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

Net Sales

Net sales for the nine months ended September 30, 2006 increased $203,136, or 59.42%, to $544,993 compared to $341,857 for the nine months ended September 30, 2005. This increase is principally due to an increase in sales to TigerDirect.com which accounts for 95% percent of revenue..

Gross Profit

Gross profit for the nine months ended September 30, 2006 was $122,024, or 22% of net sales, as compared to $85,123, or 26.0% of net sales, for the comparable period ended September 30, 2005.

Research and Development Expenses

Research and development expense, or R&D, decreased $68,854 or 53.86%, from $127,845 to $58,991, for the nine months ended September 30, 2006 as compared to the same period ended September 30, 2005. The decrease in R&D was primarily due to decreased spending in 2006 and enhancements made to the latest version of our SoftwareToGo system during the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $901,028, or 24.15%, to $2,829,933 for the nine months ended September 30, 2006 from $3,730,961 for the nine months ended September 30, 2005.

Consulting expenses decreased $72,348 in 2006, or 18.20%, to $325,206 from $334,303 in 2005, due to the use of outside consultants in 2005 to assist in financing, marketing and accounting matters associated with being a public company.

Legal expenses decreased $87,261 in 2006, or 33.53%, to $173,012 from $260,273 in 2005, due to an effort to reduce costs in 2006.

Marketing expenses decreased $114,843 in 2006, or 54.08%, to $97,534 from $212,377 in 2005, due to increased marketing and advertising of our SoftwareToGo system in 2005 and an effort to reduce costs in 2006.

Employee compensation decreased $648,395 or 46.69% from $1,368,632 in 2005 to $740,237 in 2006 due to a greater number of personnel in 2005 and the accrual of $243,750, at June 30, 2005, to be paid to the then former President and Chief Executive Officer of the Company over the 15 month period subsequent to his resignation, pursuant to his separation agreement, offset by the Company’s adoption of SFAS 123R in January 2006 which resulted in a charge of $109,176 for the fair value of stock options vested during the nine months ended September 30, 2006 and the forgiveness of $100,000 of accrued salary converted into equity and forfeited in July 2006.

Investor Relations (“IR”) increased $210,455 in 2006, or 397.67% from $52,923 for the nine months ended September 30, 2005 to $263,378 for the nine months ended September 30, 2006 due primarily to a charge of $129,116 for stock issued a third party IR firm and increased use of IR firms in 2006.

Employee benefits decreased $101,199 or 71.67% from $141,195 in 2005 to $39.996 in 2006 due to the reduced number of employees in the Company.

Interest and Finance Charges

Interest and finance expenses combined increased by $1,584,847 or 1182.84%, to $1,718,834 from $133,987 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The finance charges were primarily due to the value of the warrants and the derivative financial instrument imbedded in the convertible notes which are treated as debt discount.

Liquidity and Capital Resources

At September 30, 2006, our working capital deficit amounted to $1,921,665 as compared with a working capital deficit of $1,798,048 at December 31, 2005. At September 30, 2006, we had an accumulated deficit in the amount of $41,560,438. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.

As of November 14, 2006, the Company had a cash balance of approximately $214,000. . Management believes that cash on hand will enable the Company to continue its business plan through approximately early 2007 although there can be no assurances that this will be the case.

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

Item 3 - Controls and Procedures

As required by U.S. Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, the three months ended September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors.  Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

With the exception of the above, there has been no change in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II - Other Information

Item 1 - Legal Proceedings
None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 - Default Upon Senior Securities
None

Item 4 - Submission of Matters to a Vote of Security Holders
On August 29, 2006, holders of approximately 63% of our common stock voted to increase the number of authorized shares from 100,000,000 to 200,000,000. The shareholders also voted to increase the stock option pool of the 2004 plan by 14,500 shares. These shareholders also voted to approve the stock option grant of March 31, 2006. An information statement was filed on August 29,2006 and mailed on September 11, 2006 to shareholders of record at August 29, 2006. Immediately after the completion of the required waiting period, in October 2006, we increased the number of authorized shares to 200,000,000.

Item 5 - Other Information
None

Item 6 - Exhibits And Reports On Form 8-K

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

1.	We filed a Current Report on Form 8-K on January 5, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

2.	We filed a Current Report on Form 8-K on February 28, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

3.	We filed a Current Report on Form 8-K on April 17, 2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

4.	We filed a Current Report on Form 8-K on May 17, 2006 regarding the departure of a principal officer.

5.	We filed a Current Report on Form 8-K on May 25,2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

6.	We filed a Current Report on Form 8-K on July 21,2006 regarding the completion of a private placement of common stock and a warrant to purchase common stock.

7.	We filed a Current Report on Form 8-K on August 10, 2006 regarding the entry into a material definitive agreement.

8.	We filed a Current Report on Form 8-K on August 10, 2006 regarding the completion of a private placement.

9.	We filed an Information Statement on Form 14C on August 29, 2006 regarding the increase of our authorized shares.

10.	We filed a Current Report on Form 8-K on October 5, 2006 regarding the entry into a material definitive agreement and an unregistered sale of equity.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2006

PROTOCALL TECHNOLOGIES INCORPORATED

By:  /s/ Bruce Newman

Bruce Newman, President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)