Form 10QSB/A
period 2006-09-30
PROTOCALL TECHNOLOGIES INC
filed 2007-04-17
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

PROTOCALL TECHNOLOGIES INCORPORATED
(Name of small business issuer in its charter)

Nevada	41-2033500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Mall Drive Commack, NY	11725
(Address of Principal Executive Offices)	(Zip Code)

           (631) 543-3655

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2007, there were 81,546,332 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [     ]  No [  X  ]

EXPLANATORY NOTE

Protocall Technologies Incorporated is filing this Amendment to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 (the “Form 10-QSB”), which was originally filed on November 16, 2006, solely to correct an error involving the classification of  salary forgiveness and return of 80,000 shares of common stock by an officer of the Company referenced in Note K on page 16.

The transaction was inadvertently recorded as a reduction to compensation expense, which incorrectly lowered the Company’s net loss by $100,000 for the nine months ended September 30, 2006 and the three months ended September 30, 2006. The amended Selling, General and Administrative expenses for the nine months ended September 30, 2006 increased by $100,000 from $2,972,051 to $3,072,051.  The amended net loss for the nine months ended September 30, 2006 increased from $3,443,533 to $3,543,533. The amended Additional Paid in Capital at September 30, 2006 increased by $100,000 from $36,023,204 to $36,123,204.  The amended Accumulated Deficit at September 30, 2006 increased by $100,000 from $(41,560,438) to $(41,660,438).  The amended Selling, General and Administrative expenses for the three months ended September 30, 2006 increased by $100,000 from $1,229,281 to $1,329,281.  The amended net loss for the three months ended September 30, 2006 increased from $1,586,470 to $1,686,470.

 The transaction was reclassified on the Company’s Statement of Cash Flows from an operating activity to a supplemental non cash item. The Company’s 2006 annual report on Form 10-KSB will give effect to this correction, which did not affect the net loss per share for the three months ended September 30, 2006 and the nine months ended September 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

.

PROTOCALL TECHNOLOGIES INCORPORATED
Dated: April 17, 2007	By:	/s/ Bruce Newman
Bruce Newman
Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer)