Form 10KSB
period 2006-12-31
PROTOCALL TECHNOLOGIES INC
filed 2007-04-17
CIK 1171180

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006   Commission file number:  0-51111

PROTOCALL TECHNOLOGIES INCORPORATED

(Name of small business issuer in its charter)

Nevada	41-2033500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Mall Drive Commack, New York	11725-5717
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (631) 543-3655

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]  No [X]

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,071,081.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $10,141,218 based on the closing price of $0.14 per share on March 20, 2007, as quoted by the OTC Bulletin Board.

The number of shares outstanding of the issuer’s Common Stock as of March 20, 2007 was 81,546,332 shares.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

_________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

PROTOCALL TECHNOLOGIES INCORPORATED

2006 FORM 10-KSB ANNUAL REPORT

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

Following five years of system development and three rounds of field testing, we commenced commercial rollout of our system in December 2003 at 25 CompUSA retail stores in the Dallas, San Francisco and Seattle markets. In October 2005, we reduced the number of sites deployed with CompUSA to 10 and in March of 2007 we remove all remaining sites based the closing of the stores by CompUSA. We expect to commence other deployments of our new movie on-demand system in late 2007.   In August 2004, TigerDirect, a leading online direct marketer and subsidiary of Systemax, Inc., commenced its utilization of our system to fulfill a portion of its online software sales.  Our management team believes that in addition to generating sales from these traditional pre-existing channels, our system can also be installed in other types of locations that have not historically sold digital media products due to inventory cost and space constraints.

Our system is currently utilized for delivery of software products under the product name “SoftwareToGo®;” however, we are expanding our product offering to include movie and television content. We believe our technology is readily adaptable to these and other types of digital products without additional significant investment.

 In November 2006 we incorporated a wholly owned subsidiary called TitleMatch Entertainment Group Inc. to expand the use of our system in the entertainment industry and to develop new areas of revenue including delivery of movies to mobile devices, electronic downloads over the Internet and sales of prepackaged goods from third party distributors. TitleMatch Entertainment operates from our offices in New York.

Our virtual inventory system offers advantages over current physical distribution methods throughout the value chain from content publisher, to retailer and online distributors, to consumer.  By offering meaningful value to each constituency along the chain, we believe that our system will be accepted in the general marketplace.  By modernizing the distribution of digital media products, we believe our system enhances the availability of these products to consumers.  From a content publisher’s perspective, our system accelerates the time to market for new titles, speeds implementation of publisher upgrades (e.g., software patches and revisions), increases exposure for niche content publishers and titles, enhances security to protect against piracy, extends product life cycles and expands the number and variety of outlets selling its content.

We have executed licensing agreements with more than 200 software publishers to distribute approximately 1,000 software titles through our system. Among these suppliers are Atari, Avanquest, IBM, McAfee, Vivendi Universal and Webroot.  We are also pursuing licensing agreement through meetings and discussions with large and small movie studios to include a wide range of their movie and television titles on our system. In September 2006, we acquired original product masters for 542 public domain movie and TV titles including Andy Griffith, Bonanza, Casper, Call of the Wild, Cinderella, The Dick Van Dyke Show, The Lone Ranger, Our Gang, Sleeping Beauty, A Star Is Born, The Three Stooges and others. The transaction included a one-time $50,000 payment for original analog and digital product masters.  No further payment or royalties are due.  We plan to add these titles to our TitleMatch system as soon as is practicable.

From a retailer’s perspective, our system can reduce or potentially eliminate the need for inventory, minimize floor space allocated to physical inventory, reduce shipping and inventory tracking, prevent shrinkage and out-of-stock situations, offer better insights into product features (thus reducing potential returns), expand the number of digital media titles available for sale, and improve operating margins.  Being able to deliver digital media products on demand to many retail store locations and online retailers can potentially position us to capture market share and to increase the overall size of the market.  For consumers, our system can allow an assortment of software, movies and television episodes to be purchased anywhere our system is located, provide a broader selection of titles, ensure consistent in-stock availability for current offerings, and offer product previews so consumers have more information with which to make a purchase decision.

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

As more fully explained in the section entitled “Factors That May Affect the Future Results of our Business,” we are experiencing an extreme shortage of cash and do not currently have sufficient cash on hand to continue business operations unless additional financing is secured within approximately the next thirty days.

Corporate History and July 2004 Transactions

Protocall Technologies Incorporated was formed in December 1992.  In 1998, we began focusing on the development and commercialization of our system.  Until 1998, Protocall was primarily focused on licensing proprietary font software to large businesses and operated through its discontinued Precision Type, Inc. subsidiary.  Active marketing of Protocall’s font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current distribution business; however, revenues from the font software business continued through June 2004.

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

Retailers can also elect to produce products from the system in quantities in advance of consumer sale, thereby eliminating any behavioral change for consumers in how they shop for products produced from our system.

Product Preview Station (PPS)

To help consumers at retail stores quickly find the product they want, our system’s touch-screen Product Preview Station provides intuitive drill-down menus as well as key word and product sorting search options. Product descriptions include screen shots, video trailer promotions, text descriptions, independent product reviews and technical specifications (in the case of software) that, together, provide a more rapid and complete presentation of the product than could be obtained from a conventional package.  Retailers can add additional Product Preview Stations to meet their customer traffic requirements. The Product Preview Station is designed to provide a maximum amount of information, including the retail price, in a minimum amount of time.

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

For most titles, the entire process takes several minutes, depending on the content size of the product being produced. Consumption of supplies (CD or DVD, case, packaging and labeling) is tracked electronically and automatically replenished based on system usage.  The system uses the latest CD/DVD writer technology and can be scaled to incorporate and handle larger volume orders by integrating up to four CD/DVD writers that process orders simultaneously. A standard two-CD/DVD writer system can produce an average of 34 single CD orders per hour and approximately 15 single DVD orders per hour. Products can be made in advance of anticipated sales for display on retail shelves, or they can be produced on-demand as single-item orders.

Research and Product Development

We have conducted research and product development of electronic software distribution systems since 1998.  Research and product development expenditures were approximately $117,970 and $150,770 in the years ended December 31, 2006 and 2005, respectively.

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

Technical Support and Unit Maintenance

We maintain call-in technical support, which is available during all store hours (9:00 a.m. EST to 9:00 p.m. PST), seven days a week.  Based on feedback from our retailer customers, we believe that we have established a reputation for excellent technical support by making it one of our top priorities.  Our experience is that most problems are easily resolved through telephone and online support.  However, if a customer requires on-site service and/or replacement of computer components or equipment, we contact our outsourced enterprise solutions and service provider to perform these services.  Currently, technical support is furnished without additional charge to customers.

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

Content Owner Perspective – Virtual inventory provides the following compelling benefits to owners of digital media products:

•

Reduction in production costs – By avoiding up-front manufacturing, printing, packaging, shipping and inventory costs, content owners who use our system can potentially expect margins equal to or greater than with conventional distribution.

•

Increases distribution exposure for niche content owners and titles – Content from smaller software publishers, movie studios and even niche products from larger content owners are not always carried in retail stores.  Our system makes it practical for stores to carry these titles.

•

Increased security – Virtual inventory offers the ability to produce individual serial numbers (in the case of software), digital security certificates and other measures for each product produced.  These security features can be placed on the packaging, the CD/DVD media and even digitally encoded and embedded in the final product.

•

Addresses consumer concerns about the availability of software for alternative computing platforms (e.g., Apple Computer and Linux) – Promoters of alternative platforms often encounter consumer resistance based on software availability.  Our system addresses these concerns and thus improves their competitive position.

•

Extends product life cycles – As unit sales of digital media products decline normally over the product life cycle, it eventually becomes uneconomical for content owners to produce and distribute their titles by traditional means.  Virtual inventory improves the economics of content development by capturing incremental cash flows from titles with fully sunk production costs.

•

Speeds time to market – Producing and distributing stock for a myriad of retailer outlets in preparation for product launches is a daunting task, from both logistical and financial perspectives.  Using our system, content owners can be ready for their commercial launches within days of completion of the digital master.  Faster launches reduce working capital needs and speed the monetization of the investment that content owners have made in their products.

Consumer Perspective - Compared to current distribution techniques, consumers enjoy a number of benefits with no increase in cost:

•

Improved selection – By offering a virtual inventory of software, movies and television episodes, our system helps consumers get the exact title they are looking for in a single store visit.  Consumers never miss out on hot titles that might otherwise be out of stock.

•

Latest software versions – The networked architecture of our system enables us to remotely update software in individual stores as updates become available from publishers.

Retailer Perspective - The virtual inventory distribution model offers retailers many advantages compared to current distribution methods:

•

Larger selection of titles – Our system currently has approximately 1,000 software titles from more than 200 publishers. We regularly discuss increasing these numbers with publishers.  In comparison, we estimate that, based on discussions with our retail customers and other large retailers, with which we keep in contact, most retailers carry software stock of between 100 and 500 titles.  Similarly, movie and television episodes on DVD have wide consumer appeal, yet maintaining a sufficient physical inventory is often an expensive endeavor for most retailers.  An expanded offering of digital media products using our virtual inventory system enables retailers to capture incremental sales that would otherwise be lost to competitors – all while improving the customer experience.

•

Minimal Footprint – Our system occupies approximately 10 square feet.  This enables retailers that stock digital media products to greatly increase their product offerings without increasing outlays for floor space.

•

Eliminates stocking risk – Because our system can be used to restock products in the event of strong sales and supply disruptions, retailers can eliminate the risk of lost sales.  In addition, by eliminating out-of-stock conditions, retailers can operate with leaner inventories and reduced floor space, while minimizing costs associated with personnel handling typical inventory.  Finally, because products on our virtual inventory system can be remotely updated to the latest version, retailers avoid the expense of product recalls and obsolete product returns.

•

Expands addressable base of retailers by allowing retailers with limited floor and shelf space to increase their product selection.  Many retailers have unexploited synergies with software, movies and television products.

•

Potentially eliminates shrinkage – By producing product only as it is sold, retailers effectively eliminate the risk of customer and employee theft.  In the case of software, with many titles priced over $100, this can measurably improve margins at the store level.

Many of these advantages also apply to catalog and online-based retailers.  We believe our pricing maintains or slightly improves the margins presently enjoyed by retailers.

Alternative Methods of Distribution

Aside from traditional distribution methods, potential competition comes from several independent companies that produce music delivery systems that are similar in functionality to our system. These companies could conceivably re-engineer their systems to deliver software, movie and television content; however, they would still face numerous issues related to establishing publisher and retailer agreements. In particular, potential entrants would face substantial development expense and delay stemming from their need to duplicate our elaborate end-to-end security capabilities without potentially infringing on aspects of our patented technology.

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

Software downloading is another source of competition.  While this represents a growing source of competition, we believe that, based on discussions with software publishers, downloading will represent approximately 20% of their overall consumer business in the next several years.  This is because downloading is a major facilitator of consumer software piracy, which is one of the primary reasons why many major publishers are reluctant to distribute their products via electronic download.  In additional to security concerns, downloading is only practical for products that are small in size e.g. virus protection, tax preparation.  For example, for a consumer purchasing a typical 350 megabyte product today, downloading via the internet is a time consuming process that could take up to 45 minutes via a broadband connection and over 15 hours via a dial-up connection.  Many software products are significantly larger than this, and historical trends point toward increasingly sophisticated, even larger software applications.

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

Market Opportunity and Composition

Hundreds of companies in the United States produce a broad selection of software, movies and television titles for distribution to consumers. We estimate that there are as many as 20,000 individual software titles and 65,000 movie and television titles available in today’s market. Most content owners have set up web sites to facilitate sales and to provide consumers with information about their products. However, the majority of sales of these products still occur through traditional distribution and retail channels.

Protocall Virtual Inventory system Development and Commercialization Timeline

2000

Software delivery system prototype, demonstrations, field testing.

2003

200+ software licensing agreements signed.

2004/5

CompUSA deployment begins. Protocall goes public via reverse merger. Web retailer TigerDirect.com starts.

2006

TitleMatch Entertainment announces expansion into movie DVDs.

2007

TitleMatch DVD system with CSS copy-protection unveiled at January Consumer Electronics Show in Las Vegas. Protocall begins working with movie studios and other major retailers for launch of movie system.

Rollout Strategy

As an intermediary between content providers and retailers, we initially focused our efforts on demonstrating system security and functionality to both constituencies within the consumer software market. After having achieved success in these areas, we are now moving to monetize our technology and relationships by expanding the range of products available on our system to include movies and television episodes while simultaneously expanding deployment of our system with both traditional and web-based retailers.  To date, two important retailer contracts have been secured, and we are continuing efforts to enlarge our retailer customer base.

Completed Retailer Contracts

After successful field testing of the system at three CompUSA stores from April through July 2002, we signed our first electronic software distribution and site location agreement for the rollout of our SoftwareToGo system at several of CompUSA’s 225 stores.  The term of the CompUSA agreement extends through June 2008.  The agreement provides that CompUSA will provide site locations in its stores meeting certain specifications, and that we will install, operate and maintain the SoftwareToGo system units in those sites.  The agreement further provides that we will provide CompUSA with software titles through the system at competitive prices, and that CompUSA is entitled to determine the retail price at which the titles are sold to customers. Store installations began in late 2003 and early 2004 at 25 CompUSA stores. Sales results at CompUSA to date have not reached adequate levels to justify additional deployment by us.  Discussions with CompUSA to determine what actions to take, if any, in order to continue the existing deployment and/or how to increase per site sales resulted in a mutual agreement to reduce the number of deployed sites from 25 to 10 in October 2005 and to revise software product selection.  CompUSA recently announced that they plan to close up to half of their retail stores in 2007. As a result, we are currently evaluating a further reduction in the number of CompUSA stores where our system is used or potentially a complete withdrawal from CompUSA, which would not have a material impact on our revenue.

In March 2004, we signed an agreement to deploy SoftwareToGo with web-based retailer TigerDirect, Inc.  TigerDirect is a subsidiary of Systemax Inc., a leading direct marketer of computers and computer-related products.  Under the terms of our agreement with Systemax, we have begun to fulfill TigerDirect’s order flow for software that is available via SoftwareToGo.  The TigerDirect agreement automatically renews for successive one-year terms unless otherwise terminated by thirty day prior written notice. The agreement provides that we will provide TigerDirect with software titles through the system at competitive prices, and that TigerDirect is entitled to determine the retail price at which the titles are sold to customers. We intend to expand product selection with TigerDirect to include movies and television content. We expect our agreement with TigerDirect to continue for at least one more year.

Software Publisher Contracts

We have signed agreements with more than 200 software publishers to distribute select titles through SoftwareToGo, including Avanquest, Atari, IBM, McAfee and Vivendi Universal, and are in the process of finalizing agreements with others.  Our licensing agreements currently cover over 1,000 titles.  Most publishers have signed our standard publisher license agreement.  These agreements allow us to distribute the publisher’s products to one or more of our retail customers.  The agreements set a price that we pay for each product licensed through our system.  There are no minimum purchase requirements, and there are no limitations on the price we can resell their products to our customers.  We pay the software publishers 45 days after month end with respect to sales during that month, which has allowed us to collect our accounts receivable prior to payment to the publishers.  For a further description of the risks associated with maintaining our relationships with software publishers, see "Factors that May Affect the Future Results of our Business" in Item 5 below.

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

Our marketing and distribution program involves a direct sales force, headed by Syd Dufton, our President.  We use our direct sales force to support our existing retailer contracts and to take advantage of direct sales opportunities.

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

We have received two United States patents for various aspects of our system.  One patent protects the system by covering the retrieval of encrypted product from secure storage.  This patent extends coverage to include a three-tier system having an end user, who can be selectively coupled to a remote vendor who is in turn connected to a remote server.

The patent protects systems and methods where an end user, such as a retailer or consumer, may access digital products from a CD-ROM or other storage device which is connected to the end user’s station or computer.  The end user’s station is connected to a vendor station which requests decryption keys generated by a remote server.  The digital product is secured by an encryption technique that allows the retailer or consumer to access the digital product upon receipt of the decryption key.

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

Employees

As of April 13, 2007, we had 14 employees, of whom 3 are in product development, engineering and help desk support, 4 in sales and marketing, and 7 in general, administrative and executive management.  None of these employees is covered by a collective bargaining agreement and management considers relations with employees to be good.

Item 2.

Description of Property.

Our corporate headquarters are located at 47 Mall Drive, Commack, New York 11725-5717, in approximately 5,000 square feet of space occupied under a lease with a monthly rental rate of $5,308.  We believe that this facility is adequate for our current business operations.

Item 3.

Legal Proceedings.

Upon his termination from employment with the Company, the former CEO asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979.  The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability is marked to fair value at each reporting date until the warrant is exercised. On December 31, 2006, the warrant was valued at $13,986. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company has not recorded registration rights damages since the Company determined it not to be material.  As of December 31, 2006, the Company has paid the $100,000 as per the terms of the agreement.

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

The Company reached a settlement agreement with First Providence on January 31, 2006.  The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The shares valued at $140,000 were accrued in December 2005 and issued in February 2006. First Providence withdrew the arbitration request.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005.  The complaint asserted claims for: (i) breach of a software development agreement between the parties dated October 13,1999; (ii) quantum merit; and (iii) goods sold, and sought damages of at least $200,000, plus interest, attorneys’ fees, and cost.  The plaintiff also sought a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc.  We filed a cross complaint asserting claims for breach of contract, restitution of money plaintiff had received, and declaratory relief. We also sought recovery of $43,700 for the value of equipment not returned to us by Code Ventures. On September 13, 2006, the parties participated in mediation.  As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff’s two post-settlement motions, for attorneys’ fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys’ fees and costs.  All payments have been made.  The plaintiff is required to file an Acknowledgement of Satisfaction of Judgment in Full with the court and the matter will be concluded.  The Court dismissed the lawsuit on December 4, 2006 without prejudice.

Item 4.

Submission of Matters to a Vote of Security Holders.

                On August 29, 2006, holders of approximately 63% of our common stock voted to increase the number of authorized shares from 100,000,000 to 200,000,000. The shareholders also voted to increase the stock option pool of the 2004 plan by 14,500 shares.  These shareholders also voted to approve the stock option grant of March 31, 2006.  An information statement was filed on August 29, 2006 and mailed on September 11, 2006 to shareholders of record at August 29, 2006. Immediately after the completion of the required waiting period, in October 2006, we increased the number of authorized shares to 200,000,000.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock Information

As of April 13, 2007, there were 81,546,332 shares of our common stock outstanding.

Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol PCLI.OB.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

	High	Low
Year Ended December 31, 2005:
First Quarter	$3.85	$0.80
Second Quarter	2.35	.82
Third Quarter	2.00	.17
Fourth Quarter	.51	.12
Year Ended December 31, 2006:
First Quarter	$.29	$.08
Second Quarter	.28	.08
Third Quarter	.16	.08
Fourth Quarter	.20	.05
Year Ending December 31, 2007:
First Quarter	$.21	$.09
Second Quarter Through April 13, 2007	$.15	$.09

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

Equity Compensation Plan Information

QEI assumed all of Protocall’s obligations under the Protocall Technologies Incorporated 2000 Stock Incentive Plan.  At the time of the merger, Protocall had outstanding stock options to purchase 2,951,922 shares of common stock, which outstanding options were assumed by action of our board of directors after the closing of the merger to become stock options to purchase shares of our common stock.  Following the merger, our board voted to cease using the 2000 Stock Incentive Plan for future stock option grants, and adopted a new 2004 Stock Option Plan.    See Note H of the notes to the accompanying consolidated financial statements for a detailed description of our option plans.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders	20,465,993	$0.38	609,658

____________________

(1)

Represents Protocall’s 2000 and 2004 Stock Incentive Plan.

Recent Sales and Issuances of Unregistered Securities

In June 2005, we entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and issued for no additional consideration warrants (the “June 2005 Warrants”) to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder’s fee and various other expenses).  We have used the net proceeds of the private offering primarily for funding of working capital.

  The June 2005 Warrants had an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June 2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans)  through June 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the June 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holders. Due to the private offerings entered into in September and December 2005 (see below), we issued an additional  9,341,824  shares of common stock to the June investors and adjusted the June 2005 Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.  In connection with the private placement, we sold 2,380,952 shares of the Company’s common stock, par value $0.001 per share, at $.336 per share, and warrants (the “September 2005 Warrants”) to purchase up to 2,380,952 shares of our common stock, for an aggregate of $800,000 ($715,260 net of finder’s fee and various other expenses).  We used the net proceeds of the private offering primarily for funding of working capital.

The September 2005 Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September 2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through September 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the September 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.

The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offerings entered into during December 2005, June and July 2006, (see below), we issued an additional  7,257,601 shares of common stock to the September 2005 investor and adjusted the September 2005 Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the  September 2005 securities purchase agreement.

In December 2005, we entered into a series of securities purchase agreements with accredited investors in private placements exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placements, we sold 3,441,314 shares of our common stock, par value $0.001 per share, at prices ranging from $.173 to $.128 per share, and warrants (the “December 2005 Warrants”) to purchase up to 1,720,657 shares of our common stock, for an aggregate of $550,000 ($495,000 net of finder’s fees and various expenses).  We used the net proceeds of the private offering primarily for funding of working capital.

The December 2005 Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December 2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through December 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the December 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holders. Due to the private offering of December 30, 2005,  and June and July 2006 we issued an additional 3,185,193 shares of common stock to the December investors and adjusted 1,720,657 of the December 2005 Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the December 2005 securities purchase agreements.

In January 2006, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.  In connection with the private placement, we sold 2,222,222 shares of our common stock, par value $0.001 per share, at $.135 per share, and warrants (the “January 2006 Warrants”) to purchase up to 1,111,111 shares of our Common Stock, for an aggregate of $300,000.  We have used the net proceeds of the private offering primarily for funding of working capital.

The January 2006 Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the January  2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through January 2007 at a price per share less than the per share price of the Common Stock and/or the exercise price of the January 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in February, June and July 2006 (see below) , we issued an additional 1,392,236 shares of common stock and adjusted the January 2006 Warrants’ exercise price to $.083 per share pursuant to the anti-dilution provisions of the January 2006 securities purchase agreement.

In February 2006, we issued 1,000,000 shares for settlement of a lawsuit (see litigation).

In February 2006, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.  In connection with the private placement, we sold 390,625 shares of our common stock, par value $0.001 per share, at $.128 per share, and warrants (the “February 2006 Warrants”) to purchase up to 585,938 shares of our Common Stock, for an aggregate of $50,000.  We have used the net proceeds of the private offering primarily for funding of working capital.

The February 2006 Warrants have an exercise price of $.128 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through February 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.  Due to the private offerings entered into in  June and July 2006 (see below), we issued an additional 211,787 shares of common stock and adjusted the February 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in  the February 2006 securities purchase agreement.

In April 2006, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,819,363 shares of common stock, at par value $0.001 per share, at $0.162 and $0.171 per share, and warrants (the “April 2006 Warrants”) to purchase up to 1,218,324 shares of our common stock, for an aggregate of $300,000.

The April 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the April 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through April 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the April 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offerings entered into in May, June and July 2006 (see below), we issued an additional 1,795,094 shares of common stock and adjusted the April 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the April 2006 securities purchase agreement.

We issued 1,153,846 shares during the 5 month period between March and July 2006 to an outside consultant.  (See Note N).

In May 2006, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “ May 2006 Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the May 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through May 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the May 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offerings entered into in June and July 2006 (see below), we issued an additional 728,092 shares of common stock and adjusted the May 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the May 2006 securities purchase agreement.

In June 2006, we entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 1,059,322 shares of common stock, at $.094 per share, and warrants (the “June 2006 Warrants”) to purchase up to 1,059,322 shares of common stock, for an aggregate of $100,000.

The June 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the June 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the June 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in July 2006 (see below), we issued an additional 145,497 shares of common stock and adjusted the June 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the June 2006 securities purchase agreement.

In July 2006, we entered into securities purchase agreements with two accredited investors in a private placement with each investor.  In connection with the private placements, we sold an aggregate of 1,170,592 shares of common stock, at $.083 and $.088 per share, and warrants (the “July 2006 Warrants”) to purchase up to 1,170,592 shares of common stock, for an aggregate of $100,000.

The July 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the July 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through July 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the July 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In July 2006, a $100,000 convertible note issued in April 2006, was converted into equity at a share price of $.088.  We issued the investor 1,136,364 shares of common stock at a share price of $.088 and warrants to purchase up to 1,136,364  shares of common stock at an exercise price of $.20 per share.

               In July 2006, an officer of the Company forfeited 80,000 shares of common stock issued upon conversion of accrued salary in July 2004.  The accrued salary of $100,000 was also forgiven by the officer. (see Note V).

               In August 2006, we entered into an agreement with a third party intellectual property patent consultant and issued the third party 269,230 shares at $0.13 per share as payment for services rendered.  (See Note N).

               In August 2006, the Company entered into an agreement with certain investors (the "Holder"), whereby the Company sold a Convertible Debenture (the "Convertible Note" or the “Note”) in the principal amount of $700,000.  In September 2006, the company sold additional Convertible Notes in the aggregate amounts of $817,750 under the same terms as the initial issue.  The Holder was issued warrants for 15,000,000 shares in August, and 2,512,500 warrants in September at an exercise price of $0.10.

The derivative financial instrument, (the Convertible Notes) have been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the income statement. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.  These significant fluctuations can create significant income and expense items on the financial statements of the Company.

The Convertible Notes contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Note, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of the value at inception. (See Note F).

In October 2006, we entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 568,182 shares of common stock, at $.088 per share, and warrants (the “October 2006 Warrants”) to purchase up to 568,182 shares of common stock, for an aggregate of $50,000.  The $50,000 was received in September 2006 and shares are reported as issuable at September 30, 2006.

The October 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the October 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through October 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the October 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In October 2006, the holder of a convertible note issued in July 2004, elected to convert the principal and accrued interest totaling $5,808 into common stock.  We issued the investor 45,377 shares of common stock at a conversion price of $.128 and a warrant to purchase 3,978 shares of common stock at an adjusted exercise price of $.128.  The remaining July 2004 convertible noteholders waived their conversion rights.

In November 2006, we entered into an agreement to the financing agreement of August 8, 2006, as amended on September 30, 2006, with the initial Investors and two additional accredited investors.  Under the terms of the agreement, the additional investors purchased convertible notes in the aggregate amount of $500,000 under the same terms as the initial Investors.  The additional investors were each issued a warrant to purchase 2,884,615 shares of common stock at an exercise price of $.10.  The initial Investors are no longer obligated to fund any additional amounts pursuant to the original August 2006 financing agreement.  We had until November 17, 2006 to file a registration statement.  We are currently in default of that agreement.  As of April 13, 2007, we have incurred a cash penalty of $121,065 due to the late filing.  This penalty may also be paid via issuance of common stock which could result in substantial dilution.

The derivative financial instrument, (the Convertible Notes) have been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the income statement. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.  These significant fluctuations can create significant income and expense items on the financial statements of the Company.

The Convertible Notes contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Note, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of the value at inception. (See Note F).

In November 2006, we entered into securities purchase agreements with several accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,420,455 shares of common stock, at $.088 per share, and warrants (the “November 2006 Warrants”) to purchase up to 1,420,455 shares of common stock, for an aggregate of $125,000.

The November 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the November 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through November 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the November 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In December 2006, we entered into a securities purchase agreement with an  accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 284,091 shares of common stock, at $.088 per share, and warrants (the “December  2006 Warrants”) to purchase up to 284,091 shares of common stock, for an aggregate of $25,000.

The December 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the December 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through December 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the December 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In February 2007, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 3,846,154 shares of common stock, at a share price of $.104 per share and warrants (the “February 2007 Warrants”) to purchase up to 3,846,154 shares of common stock, for a subscription amount of $400,000. In a subsequent private placement, we sold an aggregate of 5,681,818 shares of common stock at a share price of $0.088 and warrants (the “February 2007 Warrants”) to purchase up to 11,363,636 shares of common stock, for an aggregate subscription amount of $500,000.  All shares have been recorded as issued. As of March 23, 2007, $252,500 of the $400,000 and $150,000 of the $500,000 subscription receivables have been received.

             The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2007 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2008 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2007 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. Due to the subsequent February private offering entered into at a share price of $0.088, the Company issued an additional 699,301 shares of common stock and adjusted the February 2007 Warrants’ exercise price to $0.088 per share pursuant to the anti-dilution provisions of the February 2007 securities purchase agreement.

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

We have a limited operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets.  Such risks include acceptance by content providers, retailers and consumers in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring products to market on a timely basis.  For the years ended December 31, 2006 and 2005, we had net losses of $(5,988,672) and $(5,154,005), respectively.  As of December 31, 2006, we had total stockholders’ deficiency of $(7,344,666).  No assurance can be given that we will ever generate significant revenue or become profitable.  This could have a detrimental effect on the long-term capital appreciation of our capital stock.

Due to our continual dependence upon outside financing, there is substantial doubt as to whether we can continue as a Going Concern.

We incurred net losses for the years ended December 31, 2006 and 2005 of $(5,988,672) and $(5,154,005) respectively, have an accumulated deficit of $(44,105,577) and a working capital deficit of $(2,502,522) at December 31, 2006. Through 2006, we have been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance its business operations.

We do not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future.  We expect to seek additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us.  The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, our independent auditors have issued a going concern opinion for the year ended December 31, 2006.

Until such time as we can rely on revenues generated from operations, we have a need for subsequent funding; if we are not successful in obtaining such funding, we will be forced to curtail or cease our activities.

We depend on continuing relationships with our content providers, and if we lose these relationships our product offerings would be limited and less desirable to consumers and retailers.

We generate revenue as a just-in-time distributor of software and movie products to retail stores and e-commerce retailers.  If we cannot develop and maintain satisfactory relationships with content providers on acceptable commercial terms, we will likely experience a decline in revenue.  We also depend on these content providers to create, support and provide updates and/or new products for that consumers will purchase. If we are unable to license a sufficient number of titles from content providers, or if the quality of titles provided by these content providers does not reach a satisfactory level, we may not be able to generate adequate interest among retailers or consumers to utilize the system. Our contracts with our content provider clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract.  As is common in our industry, we have no long-term or exclusive contracts or arrangements with any content provider that guarantee the availability of products. Content providers that currently supply products to us may not continue to do so and we may be unable to establish new relationships with content providers to supplement or replace existing relationships.

Our agreements with our suppliers of products and services provide for specific payment terms, and if we miss those payment terms, our suppliers could decline to continue to do business with us.

Our agreements with our suppliers provide for specific payment terms and, as of March 31, 2007, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

Our content license acquisition process is lengthy, which may cause us to incur substantial expenses and expend management time without generating corresponding revenue, which would impair our cash flow.

We market our services directly to content providers and retailers.  These relationships are typically complex and take time to finalize.  Due to operating procedures in many organizations, a significant amount of time may pass between selection of our products and services by key decision-makers and the signing of a contract.  The period between the initial sales call and the signing of a contract with significant sales potential is difficult to predict and typically ranges from one to twelve months for content providers. If, at the end of a sales effort, a prospective content provider does not license its products to us, we may have incurred substantial expenses and expended management time that cannot be recovered and that will not generate corresponding revenue.  As a result, our cash flow and our ability to fund expenditures incurred during the content license acquisition process may be impaired.

Software-on-demand and movie-on-demand technology is still evolving and unproven and the industry may ultimately fail to accept this technology, resulting in our products not being in demand.

Our success will depend in large part on the growth in consumer acceptance of software-on-demand and movie-on-demand technology as a method of distributing products.  Our business model is based on a relatively new method of distributing products to consumers, and unless it gains widespread market acceptance, we will be unable to achieve our business plan.  Factors that will influence the market acceptance of the technology include:

The willingness of software publishers and movie and television content providers to license content for distribution through our system.

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

We are and will continue to be dependent on Bruce Newman, our president and chief executive officer, the loss of whose services would likely impair our business operations unless he is adequately replaced within a short time frame.

Our president and chief executive officer, Bruce Newman, is responsible for the development and execution of our business.  He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional qualified personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the same lines.  Our business may fail without Mr. Newman or an appropriate replacement(s).  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel.

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

We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success.  We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights.  We have entered into confidentiality and non-disclosure agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information.  See “Business – Patents and Intellectual Property.”  These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.  We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Sales of products through our system are highly dependent on the qualitative mix of titles that we are able to license from software publishers and movie studios for inclusion on our system. Although we have executed licensing agreements with more than 200 software publishers covering approximately 1,000 titles, our current product offering is not adequate to achieve sufficient revenue for either a retailer or us to pay for system equipment and deployment costs.  In order for us to be successful, we will need to improve the quality of titles on our system.

Risk related to our common stock.

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

On October 22, 2005 14,551,268 shares of our common stock held under “lock-up” agreements became eligible for sale and their sale or potential sale may depress the market price of our common stock. As shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price.  We could also register further shares in connection with future financings.  As of April 13, 2007, there were an additional 20,465,993 shares of our common stock issuable upon exercise of outstanding stock options and an additional 66,448,973 shares of our common stock issuable upon exercise of outstanding warrants.  Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control 63.8% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 10.9% and another significant stockholder controls approximately 33.7%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Risks related to our current financing arrangement

There are a large number of shares underlying our convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of December 31, 2006, we had 71,399,060 shares of common stock issued and outstanding, convertible notes outstanding that may be converted into an estimated 22,000,000 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines.  All of the shares, including all of the shares issuable upon conversion of the notes may be sold without restriction once the registration statement filed on February 12, 2007 becomes effective. The sale of these shares may adversely affect the market price of our common stock.

Anti dilution provisions contained in recent private offerings may trigger substantial dilution to our existing shareholders.

 The issuance of shares due to anti dilution provisions contained in recent private offerings may trigger substantial dilution to our existing shareholders. The price per share of recent private offerings is contingent upon our stock price.  In the event that our stock price declines, we may have to issue a substantial amount of additional shares to these investors.  This may cause substantial dilution to existing shareholders.

The issuance of shares upon conversion of the convertible notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.  Although the selling stockholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We are currently in default under the Registration Rights Agreement related to convertible notes issued in August, September and November 2006 and could incur substantial penalties as a result.

Pursuant to the Securities Purchase Agreement dated August 8, 2006 as amended, we had until November 17, 2006 to file a registration statement.  Since we did not file a registration statement until February 12, 2007, we are currently in breach of that requirement. As of April 13, 2007, we have incurred a cash penalty of $121,065 due to the late filing.  This penalty may also be paid via issuance of common stock which could result in substantial dilution.

In the event that our stock price declines, the shares of common stock allocated for conversion of the convertible notes and registered pursuant to this prospectus may not be adequate and we may be required to file a subsequent registration statement covering additional shares.  If the shares we have allocated and are registering are not adequate and we are required to file an additional registration statement, we may incur substantial costs.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible notes.  Accordingly, we have allocated and are registering 22,000,000 shares to cover the conversion of the convertible notes.  In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible notes and are registering hereunder may not be adequate.  If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of that registration statement.  We are required to maintain the effectiveness of this registration statement until the earliest of (i) the date of which all of the �egistrable securities have been sold and (ii) the date on which the �egistrable securities may be immediately sold to the public without registration or restriction.

We have agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) file a shelf registration statement with respect to the resale of shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the initial closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC as soon as practicable after the initial filing, and in any event no later than 120 days after the final closing date, (iii) promptly respond to any and all comments received from the SEC, (iv) promptly file an acceleration request as soon as practicable following the resolution or clearance of all SEC comments, (v) promptly file with the SEC a final prospectus pursuant to SEC Rule 424(b) as soon as practicable following the effective date of the registration statement; and (vi) keep the shelf registration statement effective until the earlier of (x)  the date on which all of the �egistrable securities have been sold and (y) the date on which the �egistrable securities may be immediately sold to the public without registration or restriction.  If we are unable to comply with any of the above covenants, we will be required to issue the investors additional shares of our common stock in an amount of .02% of the number of shares sold to the investors for the first 30-day period in which we fail to comply with any of the above covenants, with additional shares being issued at a rate of .02% of the number of shares sold for each week in which we fail to comply.  In no event, however, will such additional shares exceed 6.0% of the number of shares issued to the investors.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.  In addition, shareholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.  Commencing December 15, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Assigned to accounting issues at present are only our Chief Financial Officer and staff accountants, which may be deemed to be inadequate.  Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

Overview

For much of 2006, we have focused on supporting our SoftwareToGo system, pursuing new customers and publishers and developing our new TitleMatch DVD movie business.

Protocall Technologies Incorporated was formed in New York in December 1992.  Until 1998, Protocall was focused primarily on licensing proprietary font software to large businesses and operated through its discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall’s font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current distribution business; however, revenues from the font software business continued through June 2004.

Due to very limited revenues to date, management has not yet developed nor relied on any key performance indicators to assess our business.

Revenue Model

We employ two revenue models in our Protocall and TitleMatch businesses: one for conventional (“bricks and mortar”) retailers, and another for online/catalog retailers. Under the “bricks and mortar” revenue model, which is applicable to our agreement with CompUSA, we license content, integrate, install and maintain system site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for the Product Preview Stations within their stores as well as an appropriate location for the Order Fulfillment Station, and provides promotion for products available through our system. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

For online and catalog retailers, which is applicable to our agreement with TigerDirect.com, the business model differs somewhat.  For these retailers, a high-capacity Order Fulfillment Station is used without the need for a Product Preview Station. The system can be installed either at our facilities or at the customer’s shipping center. If the system is installed at our facility, the system is operated by us and our employees drop-ship products to the retailer’s customer. Under this model, we expect much higher capacity utilization for the Order Fulfillment Station and, consequently, a faster payback on deployed capital.

We secure the right to replicate titles through licensing agreements with content providers, paying a licensing fee to each provider per product vended. In instances where a consumer returns a system-produced product, the content license fee is credited to us.

We expect to be able to improve our licensing terms as the number of installed system sites increase.  Because our agreements with content providers typically allow for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay us for the products produced by the system, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not usually prepay or guarantee any minimum license fees to publishers.  Our agreements provide for a fixed selling price for each product licensed through our system.  We invoice our customers on a monthly basis, based on 30-day payment terms, for each unit sold during the prior month.

Revenue from the sale of physical inventory purchased in September 2006 is recognized when the products are shipped to the customer.  We invoice these customers at time of shipment. Revenue generated from the sale of prepackaged goods from third party distributors through Internet retailers is recognized when the product is shipped by us or by a third party vendor.

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

Revenue Recognition

We recognize revenue from retailers’ sales of product through our system and through Internet retailers, upon shipment to the retail customer or consumer.

Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

Revenue from the licensing of font software is recognized over the licensing period. Revenue from the sale of software products and font reference guide books is recognized when the product is delivered or shipped to the customer.

Revenue from the sale of physical inventory purchased in September 2006 is recognized when the products are shipped to the customer.  We invoice these customers at time of shipment. Revenue generated from the sale of prepackaged goods from third party distributors through Internet retailers is recognized when the product is shipped by us or by a third party vendor.

In accordance with EITF Issue No. 99-19, we recognize  revenue from Internet sales through our TitleMatch subsidiary on a gross basis. Strong indicators are present indicating that we are the principal in our Internet sale transactions.  Those indicators are as follows: we are the primary obligor in all transactions, we have latitude in establishing pricing, we are subject to risk of loss when the item is transferred to the freight carrier,  title is transferred to us at the time the order is placed with our third party vendor and we are at risk for the billing to our customer.  Revenue from these sales is recognized when the product is shipped to the customer.

Seasonality

We anticipate that the fourth quarter of each fiscal year (October to December) will show higher revenues due to the holiday shopping season.

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

Results of Operations

Year ended December 31, 2006 compared to Year ended December 31, 2005

Net Loss.  We had net losses from operations of $5,988,672 and $5,154,005 for the years ended December 31, 2006 and 2005, respectively.  During these periods, operations were financed through various equity and debt financing transactions.

Net Sales.  Net sales for the year ended December 31, 2006 were $1,071,081 compared to $505,512 for the year ended December 31, 2005.  The increase in net sales of $565,569 was primarily derived from sales of DVD products purchased in September 2006 and from sales of DVD and other products purchased from third party distributors that were sold through Internet retailers.

                Gross Profit. Gross Margin decreased $238,920 or 196.49% from $121,592 for the year ended December 31, 2005 to ($117,328) for the year ended December 31, 2006.  The decrease was due primarily to a $350,066 inventory reserve charge against Cost of Goods in connection with product inventory purchased in September 2006. The non cash charge resulted in an increase in Cost of Goods and a decrease in Gross Margin from 18% to -11% for the year ended December 31, 2006.

Research and Development Expenses.  Research and development expense, decreased by $32,800 or 21.75%, from $150,770 to $117,970 for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to ongoing cash constraints.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by   $379,244, or 7.68%, to $4,556,595 for the year ended December 31, 2006 from $4,935,839 for the year ended December 31, 2005.

Total salaries decreased $305,623, or 17.17%, to $1,473,938 in 2006 from $1,779,562 in 2005, due to a reduction in personnel offset by the company’s implementation of SFAS 123R resulting in a charge of $637,075 for stock option compensation.  Depreciation and amortization expense decreased $255,820 in 2006, or 38.94%, to $401,222 from $657,042 in 2005, due to certain assets becoming fully depreciated. Director fees increased $161,023 in 2006 or 261.5% to $222,603 from $61,580 in 2005 due to a charge of $195,106 for stock option compensation in 2006. Marketing expenses decreased $124,858 in 2006, or 44.58%, to $155,214 from $280,072 in 2005, due to decreased marketing of our SoftwareToGo system due to limited cash resources.  Legal and professional fees decreased $80,052 in 2006, or 24.79%, to $242,923 from $322,975 in 2005. Accounting fees decreased $53,920 in 2006, or 27.66% to $141,025 from $194,945 in 2005. Deployment expenses decreased $91,016 in 2006, or 43.89%, to $116,359 from $207,375 in 2005 due to the reduction in CompUSA stores and a reduction in costs associated with servicing them. Litigation and settlement fees increased $141,555 or 577.30% in 2006, to $166,075 from $24,520 in 2005.  This increase was due to the $100,000 judgment accrued for Code Ventures litigation and penalties accrued to convertible noteholders due to the late filing of the registration statement.

Change in Fair Value of Financial Instrument Liability.  The net change in the fair value of derivatives decreased $963,922 in 2006, or 100% as compared to 2005, due to the valuation of convertible notes issued in August, September and November 2006.

 Interest and Finance Charges.  Interest and finance expense increased $1,939,558, or 888.15%, to $2,157,940 from $218,382 for 2006 as compared to 2005.  The increase in interest expense was primarily due to the interest and amortization of the embedded derivatives associated with convertible notes issued in August, September and November 2006.

Other Income.  Other income decreased $24,943 or 59.75% to $16,800 in 2006 from $41,743 in 2005 due to sales of font reference guides from the Precision Type subsidiary.  The remaining inventory was sold in 2005.

Liquidity and Capital Resources. At December 31, 2006 we had a working capital deficit of $(2,502,522) as compared to a working capital deficit of $(1,783,164) at December 31, 2005.  At December 31, 2005, we had an accumulated deficit in the amount of $(38,116,905) as compared to an accumulated deficit of $(44,105,577) at December 31, 2006.  The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.  As of April 13, 2007, we had a cash balance of approximately $34,000.

We do not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future.  We are attempting to obtain additional financing from an existing shareholder and collect customer accounts receivable.  We are also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Our plan is to secure sufficient short-term capital to fund our operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to us. We believe that our ability to secure short-term and long-term financing is directly related to our progress with new customers and movie content agreements, which are actively being pursued by us.

In the event that sufficient short-term or long-term financing is not obtained, in order to enable us to continue to pursue our customer and content negotiations over a longer term, we will reduce our operating expenditures by, among other actions, making further personnel reductions.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, our independent auditors have issued a going concern opinion for the year ended December 31, 2006 . The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

  In June 2005, we entered into a series of securities purchase agreements with a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placement, we sold 1,986,302 shares of our common stock at $.73 per share, and issued for no additional consideration warrants (the “June 2005 Warrants”) to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder’s fee and various other expenses).  We have used the net proceeds of the private offering primarily for funding of working capital.

The June 2005 Warrants had an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June 2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through June 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the June 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offerings entered into in September and December 2005 (see below), we issued an additional  9,341,824  shares of common stock to the June investors and adjusted the June 2005 Warrants’ exercise price to $.128 per share pursuant to the anti-dilution provisions of the June 2005 securities purchase agreements.

In September 2005, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.  In connection with the private placement, we sold 2,380,952 shares of the Company’s Common Stock, par value $0.001 per share, at $.336 per share, and warrants (the “September 2005 Warrants”) to purchase up to 2,380,952 shares of our Common Stock, for an aggregate of $800,000 ($715,260 net of finder’s fee and various other expenses).  We used the net proceeds of the private offering primarily for funding of working capital.

The September 2005 Warrants had an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September  2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through September 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the September 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offerings entered into during December 2005 and June and July 2006, (see below), we issued an additional  7,257,601 shares of common stock to the September investor and adjusted the September 2005 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the  September 2005 securities purchase agreement.

In December 2005, we entered into a series of securities purchase agreements with accredited investors in private placements exempt from the registration requirements under the Securities Act of 1933, as amended. In connection with the private placements, we sold 3,441,314 shares of our Common Stock, par value $0.001 per share, at prices ranging from $.173 to $.128 per share, and warrants (the “December 2005 Warrants”) to purchase up to 1,720,657 shares of our Common Stock, for an aggregate of $550,000 ($495,000 net of finder’s fees and various expenses).  We used the net proceeds of the private offering primarily for funding of working capital.

The December 2005 Warrants had an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December 2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through December 2006 at a price per share less than the per share price of the Common Stock and/or the exercise price of the December 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holders. Due to the private offering of December 30, 2005, we issued an additional 3,185,193 shares of common stock to the December investors and adjusted 1,720,657 of the December 2005 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the December 2005 securities purchase agreements.

In January 2006, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.  In connection with the private placement, we sold 2,222,222 shares of our Common Stock, par value $0.001 per share, at $.135 per share, and warrants (the “January 2006 Warrants”) to purchase up to 1,111,111 shares of our Common Stock, for an aggregate of $300,000.  We have used the net proceeds of the private offering primarily for funding of working capital.

The January 2006 Warrants had an exercise price of $.50 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the January 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through January 2007 at a price per share less than the per share price of the Common Stock and/or the exercise price of the January 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of Common Stock to the holder. Due to the private offering entered into in February, June and July 2006 (see below), we issued an additional 1,392,236 shares of common stock and adjusted the January 2006 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the January 2006 securities purchase agreement.

In February 2006, we issued 1,000,000 shares for settlement of a lawsuit (see litigation).

In February 2006, we entered into a securities purchase agreement with an accredited investor in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended.  In connection with the private placement, we sold 390,625 shares of our Common Stock, par value $0.001 per share, at $.128 per share, and warrants (the “February 2006 Warrants”) to purchase up to 585,938 shares of our Common Stock, for an aggregate of $50,000.  We have used the net proceeds of the private offering primarily for funding of working capital.

The February 2006 Warrants have an exercise price of $.128 per share of Common Stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the Common Stock sold in the private placement is subject to further adjustment if we issue any shares of Common Stock or securities convertible or exercisable into Common Stock (subject to customary  exceptions such as securities issued pursuant to equity incentive plans)  through February 2007 at a price per share less than the per share price of the Common Stock and/or the exercise price of the February 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offerings entered into in  June and July 2006 (see below), we issued an additional 211,787 shares of common stock and adjusted the February 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the February 2006 securities purchase agreement.

In April 2006, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,819,363 shares of common stock, at par value $0.001 per share, at $0.162 and $0.171 per share, and warrants (the “Warrants”) to purchase up to 1,218,324 shares of common stock, for an aggregate of $300,000.

The April 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the April 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through April 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the April 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offerings entered into in May, June and July 2006 (see below), we issued an additional 1,795,094 shares of common stock and adjusted the April 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the April 2006 securities purchase agreement.

We issued 1,153,846 shares during the 5 month period between March and July 2006 to an outside consultant.  (See Note N).

In May 2006, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “May 2006 Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the May 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through May 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the May  2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offerings entered into in June and July 2006 (see below), we issued an additional 728,092 shares of common stock and adjusted the May 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the May 2006 securities purchase agreement.

In June 2006, we entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 1,059,322 shares of common stock, at $.094 per share, and warrants (the “June 2006 Warrants”) to purchase up to 1,059,322 shares of common stock, for an aggregate of $100,000.

The June 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the June 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the June 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder. Due to the private offering entered into in July 2006 (see below), we issued an additional 145,497 shares of common stock and adjusted the June 2006 Warrants’ exercise price to $0.083 per share pursuant to anti-dilution provisions contained in the June 2006 securities purchase agreement.

In July 2006, we entered into securities purchase agreements with two accredited investors in a private placement with each investor.  In connection with the private placements, we sold an aggregate of 1,170,592 shares of common stock, at a share price of $.083 and $.088 per share, and warrants (the “July 2006 Warrants”) to purchase up to 1,170,592 shares of common stock, for an aggregate of $100,000.

The July 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the July 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through July 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the July 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In July 2006, the $100,000 convertible note issued in April 2006 was converted into equity at a share price of $.088.  We issued the investor 1,136,364 shares of common stock at a share price of $.088 and warrants to purchase up to 1,136,364 shares of common stock at an exercise price of $.20 per share.

              In July 2006, an officer of the Company forfeited 80,000 shares of common stock issued upon conversion of accrued salary in July 2004.  The accrued salary of $100,000 was also forgiven by the officer. (see Note V).

              In August 2006, the Company entered into an agreement with a third party intellectual property patent consultant.  The Company agreed to issue the third party 269,230 shares at $0.13 per share as payment for services rendered.  (See Note N).

                In August 2006, we entered into an agreement with certain investors, whereby the Company sold a Convertible Debenture (the “Convertible Note” or the “Note”) in the principal amount of $700,000.  In September 2006, we sold additional Convertible Notes in the aggregate amounts of $817,750 under the same terms as the initial issue. The holder was issued warrants at an exercise price of $.10 for 15,000,000 shares in August and an additional 2,512,500 in September.

The derivative financial instrument, (the Convertible Notes) have been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the income statement. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.  These significant fluctuations can create significant income and expense items on the financial statements of the Company.

The Convertible Notes contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the “Single Compound Embedded Derivatives within Convertible Note”.  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Note, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of the value at inception. (See Note F).

In October 2006, we entered into a securities purchase agreement with an investor in a private placement.  In connection with the private placement, we sold an aggregate of 568,182 shares of common stock, at $.088 per share, and warrants (the “October 2006 Warrants”) to purchase up to 568,182 shares of common stock, for an aggregate of $50,000.

The October 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the October 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through October 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the October 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In October 2006, the holder of a convertible note issued in July 2004, elected to convert the principal and accrued interest totaling $5,808 into common stock.  We issued the investor 45,377 shares of common stock at a conversion price of $.128 and a warrant to purchase 3,978 shares of common stock at an adjusted exercise price of $.128.  The remaining July 2004 convertible noteholders waived their conversion rights.

In November 2006, we entered into an agreement to the financing agreement of August 8, 2006 as amended on September 30, 2006 with the initial Investors and two additional accredited investors.  Under the terms of the agreement, the additional investors purchased convertible notes in the aggregate amount of $500,000 under the same terms as the initial Investors.  The additional investors were each issued a warrant to purchase 2,884,615 shares of common stock at an exercise price of $.10.  The initial Investors are no longer obligated to fund any additional amounts pursuant to the original August 2006 financing agreement.  We had until November 17, 2006 to file a registration statement.  We are currently in default of that agreement.  As of April 13, 2007, we have incurred a cash penalty of $121,065 due to the late filing.  This penalty may also be paid via issuance of common stock which could result in substantial dilution.

The derivative financial instrument, (the Convertible Notes) have been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the income statement. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.  These significant fluctuations can create significant income and expense items on the financial statements of the Company.

The Convertible Notes contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the “Single Compound Embedded Derivatives within Convertible Note”.  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Note, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Note of the value at inception. (See Note F).

In November 2006, we entered into securities purchase agreements with several accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,420,455 shares of common stock, at $.088 per share, and warrants (the “November 2006 Warrants”) to purchase up to 1,420,455 shares of common stock, for an aggregate of $125,000.

The November 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the November 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations.

The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through November 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the November 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In December 2006, we entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 284,091 shares of common stock, at $.088 per share, and warrants (the “December 2006 Warrants”) to purchase up to 284,091 shares of common stock, for an aggregate of $25,000.

The December 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the December 2006 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through December 2007 at a price per share less than the per share price of the common stock and/or the exercise price of the December 2006 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the per share price would result in the issuance of additional shares of common stock to the holder.

In February 2007, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 3,846,154 shares of common stock, at a share price of $.104 per share and warrants (the “February 2007 Warrants”) to purchase up to 3,846,154 shares of common stock, for an aggregate subscription amount of $400,000. In a subsequent private placement, we sold an aggregate of 5,681,818 shares of common stock at a share price of $.088 and warrants (the “February 2007 Warrants”) to purchase up to 11,363,636 shares of common stock, for an aggregate subscription receivable of $500,000.  All shares have been recorded as issued.  As of March 23, 2007, $252,500 of the $400,000 and $150,000 of the $500,000 subscription receivables have been received.

The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2007 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2008 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2007 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. Due to the subsequent February private offering entered into at a share price of $.088, the Company issued an additional 699,301 shares of common stock and adjusted the February 2007 Warrants’ exercise price to $.088 per share pursuant to anti-dilution provisions contained in the February 2007 securities purchase agreement.

The following table summarizes our fixed cash obligations as of December 31, 2006 over various future years:

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Convertible Notes, Loans Payable and Long-term debt	3,139,637	699,156	2,440,481
Capital leases	554,277	276,412	277,865
Operating leases	138,466	65,428	73,038
Employment contracts	22,933	22,933
	3,855,313	1,063,929	2,791,384

Related Party Transactions

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000.  As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings.  The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%.  The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004.  The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007. The unamortized balance at December 31, 2006 is $19,489.  In November 30, 2005, the balance of this letter of credit was reduced to $750,462.  We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

Pursuant to the June 13, 2005 resignation and consulting agreement with the Company’s former President and Chief Executive Officer, accrued salaries were reduced by $111,125. The $111,125 was forgiven by the former President and Chief Executive Officer.  Upon the termination of employment of another officer in September 2005, $75,906 of accrued but unpaid salary was converted to a note. Interest is paid monthly at a rate of 12% per annum. All interest as of December 31, 2006 was paid.  The note is payable in four equal quarterly installments beginning January 2007.  At December 31, 2006, accrued but unpaid salaries totaled $317,634 to a current officer.

Mr. Newman resigned on June 13, 2005 and entered into a consulting agreement with us.  At that time, Mr. Newman’s consulting agreement provided for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed between us and Mr. Newman for specific projects.  The agreement also contained covenants (a) restricting Mr. Newman from competing with us or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding our company.  Mr. Newman agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made by us to him. In conjunction with this consulting agreement, Mr. Newman’s employment agreement was terminated and Mr. Newman was not entitled to receive any of the severance payments mentioned in the employment agreement.  Effective September 9, 2005, Mr. Newman rejoined the board of directors.  Effective May 17, 2006, Mr. Newman resumed his position as Chief Executive Officer. We currently do not have employment agreements with any of our executive officers.

Recently Issued Accounting Pronouncements

         In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.” SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 also eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company applied this interpretation to the valuation of embedded derivatives contained in convertible notes issued in August, September and November 2006.  See Note F of financial statements below.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  The Company must adopt the interpretation effective January 1, 2007.  Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this EITF will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for us beginning January 1, 2008. The Company is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us beginning January 1, 2008, and permits earlier application. The Company is currently evaluating the effect of this pronouncement on the financial statements.

Item 7.

Financial Statements.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This is due to the lack of segregation of duties due to the limited number of personnel and the lack of an adequate sales reporting and accounting system.

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our Board of Directors currently consists of only two persons.  The following table sets forth the names and ages of our directors and executive officers.

Name	Age	Position	Director Since
Bruce Newman	46	Chief Executive Officer, Founder and Director	2004
Peter Greenfield	65	Chairman of the Board of Directors	2004
Syd Dufton	42	President	--
Brenda Newman	46	Senior Vice President, Operations and Rights Management	--

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Directors

Bruce Newman – Chief Executive Officer, Founder and Director.  Mr. Newman was the President, Chief Executive Officer and a member of the board of directors of privately-held Protocall since its formation in December 1992. He became our President and Chief Executive Officer and a member of our board of directors on July 22, 2004, resigned as chief executive officer and a director on June 13, 2005, and rejoined the board of directors on September 9, 2005. He resumed his role as Chief Executive Officer on May 17, 2006.  Mr. Newman has more than 20 years of entrepreneurial investment and management experience with technology and software distribution companies.  Prior to forming Protocall, Mr. Newman was the President of Precision Type & Form, Inc. (no relation to Protocall’s Precision Type font software licensing subsidiary), a computer photocomposition and high-resolution electronic imaging service company, from 1982 to 1993, when the two operating businesses were sold.

Peter Greenfield – Chairman of the Board of Directors.  Mr. Greenfield was a member of the board of directors of privately-held Protocall since 1998.  He became the Chairman of our board of directors on July 22, 2004.  He founded and has served as the President of Greenfield Industries, a manufacturer and supplier of quality aluminum and zinc castings, since 1966.

Executive Officers

Syd Dufton – President. Mr. Dufton became our President in December 2006. Mr. Dufton has more than 17 years of senior level experience with technology companies. Most recently, Mr. Dufton served as a Partner and Managing Director of City Capital Partners, a venture capital investment firm focused on privately held technology companies. Prior to that Mr. Dufton was our Vice President of Sales and Marketing until August 2005. Before joining Protocall, Mr. Dufton was a founder of AdvanceWork International – a mobile distance learning technology company. Mr. Dufton was also a principal and Vice President of Syracuse Language Systems before the company was sold to Cendant Software. As a result of the sale to Cendant, Mr. Dufton became a Vice President in Cendant’s SLS Division. Cendant Software was eventually sold to Vivendi Universal, where Mr. Dufton continued in his role as Vice President.

Brenda Newman – Senior Vice President, Operations and Rights Management.  Ms. Newman has been the Senior Vice President–Operations and Rights Management of Protocall since December 1992.  She became our Senior Vice President–Operations and Rights Management on July 22, 2004.  Ms. Newman has in-depth experience in the licensing, multi-channel distribution and reporting of digitally-based intellectual property. She served as Executive Vice President of Protocall’s Precision Type subsidiary, where she managed day-to-day operations and oversaw the trademark, copyright, and digital rights management with over 100 suppliers and approximately 18,000 individual software products. Ms. Newman also served as Executive Vice President in two computer service companies, where she managed technical operations.  Ms. Newman and Bruce Newman are siblings.

All directors hold office until the next annual meeting of stockholders and the election and qualification or their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.  We are currently seeking to fill two board positions.  We have undertaken to identify and hire a Chief Financial Officer.  Mr. Newman, our Chief Executive Officer, is currently serving in such capacity.

Directors

The following table sets forth the names and ages of the members of our Board of Directors.

Name	Age	Director Since
Bruce Newman	46	2004
Peter Greenfield	65	2004

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors are as follows:

Bruce Newman – Founder and Director.  Mr. Newman was the President, Chief Executive Officer and a member of the board of directors of privately-held Protocall since its formation. He became our President and Chief Executive Officer and a member of our board of directors on July 22, 2004, resigned as chief executive officer and a director on June 13, 2005, and rejoined the board of directors on September 9, 2005.  Mr. Newman has more than 20 years of entrepreneurial investment and management experience with technology and software distribution companies. Prior to forming Protocall, Mr. Newman was the President of Precision Type & Form, Inc. (no relation to Protocall’s Precision Type font software licensing subsidiary), a computer photocomposition and high-resolution electronic imaging service company, from 1982 to 1993, when the two operating businesses were sold.

Peter Greenfield – Chairman of the Board of Directors.  Mr. Greenfield was a member of the board of directors of privately-held Protocall since 1998.  He became the Chairman of our board of directors on July 22, 2004.  He founded and has served as the President of Greenfield Industries, a manufacturer and supplier of quality aluminum and zinc castings, since 1966.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors.  Bruce Newman, our former President and Chief Executive Officer and a director was renamed Chief Executive Officer.

EXECUTIVE OFFICERS

The following table sets forth the names and ages of our executive officers who are not also directors.

Name	Age	Position
Syd Dufton	42	President
Brenda Newman	46	Senior Vice President, Operations and Rights Management

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers (other than those executive officers who are also directors):

Syd Dufton – President.  Mr. Dufton became our President in December 2006. Mr. Dufton has more than 17 years of senior level experience with technology companies. Most recently, Mr. Dufton served as a Partner and Managing Director of City Capital Partners, a venture capital investment firm focused on privately held technology companies. Prior to that Mr. Dufton was our Vice President of Sales and Marketing until August 2005. Before joining Protocall, Mr. Dufton was a founder of AdvanceWork International – a mobile distance learning technology company. Mr. Dufton was also a principal and Vice President of Syracuse Language Systems before the company was sold to Cendant Software. As a result of the sale to Cendant, Mr. Dufton became a Vice President in Cendant’s SLS Division. Cendant Software was eventually sold to Vivendi Universal, where Mr. Dufton continued in his role as Vice President.

Brenda Newman – Senior Vice President, Operations and Rights Management.  Ms. Newman has been the Senior Vice President, Operations and Rights Management of Protocall since formation.  She became our Senior Vice President, Operations and Rights Management on July 22, 2004.  Ms. Newman has in-depth experience in the licensing, multi-channel distribution and reporting of digitally-based intellectual property. She served as Executive Vice President of Protocall’s Precision Type subsidiary, where she managed day-to-day operations and oversaw the trademark, copyright, and digital rights management with over 100 suppliers and approximately 18,000 individual software products. Ms. Newman also served as Executive Vice President in two computer service companies, where she managed technical operations.  Ms. Newman and Bruce Newman are siblings.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

There are no family relationships among our executive officers and directors, except that Bruce Newman, CEO, founder and one of our directors, and Brenda Newman, our Senior Vice-President, Operations and Rights Management, are siblings.

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

Committees of the Board

We have established an audit committee and a compensation committee; however, in view of the fact that at this time there are only two directors, the entire board is currently responsible for execution of the responsibilities delegated to the audit committee and compensation committee by the board.  Neither of the two directors is “independent” as that term is used in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

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

•

performing an internal evaluation of the Audit Committee on an annual basis; and

•

reporting to the Board of Directors on the Audit Committee’s activities, conclusions and recommendations.

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

•

assisting management in evaluating each executive officer’s performance in light of corporate goals and objectives, and recommending to the Board (for approval by the independent directors) the executive officers’ compensation levels based on this evaluation;

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

In general, the Compensation Committee formulates and recommends compensation policies for Board approval, oversees and implements these Board-approved policies, and keeps the Board apprised of its activities on a regular basis.  In addition, the Compensation Committee together with the full Board develops criteria to assist the Board’s assessment of the Chief Executive Officer’s leadership of our company.

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

All of the option grants to non-employee directors are pursuant to our 2004 Stock Option Plan.  Other terms and conditions of the option grants are on the standard terms and conditions as those option grants to employees. Effective December 1, 2006, due to a reduced number of board members and greater levels of work effort, our Chairman received an additional grant of non-qualified stock options to purchase 3,660,000 shares.

The Compensation Committee will review the director compensation plan annually, and adjust it according to then current market conditions and good business practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2006.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION AND RELATED MATTERS

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended December 31, 2006, and 2005, to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2006.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total ($)
Bruce Newman	2006	225,750	-	-	355,274	-	-	-	581,024
Chief Executive Officer through June 2005 and through June 2006 and director and consultant from September 2005 to May 2006 (5)	2005	195,000	-	-	49,443	-	-	-	244,443

Syd Dufton	2006	84,270	10,000	-	231,510	-	-	-	325,780
Vice President Sales and Channel Marketing through August 2005, President from November 2006 (4)	2005	124,324	22,500	-	542,168	-	-	-	688,992

Brenda Newman	2006	143,608	-	-	364,304	-	-	-	507,912
Senior Vice President Content and Digital Rights Management of Protocall	2005	146,435	-	-	249,406	-	-	-	395,841

Donald Hoffmann	2006	57,127	20,000	-	-	-	-	-	77,127
Former Chief Executive Officer of Protocall (3)	2005	149,423	10,000	-	578,674	-	-	15,000	753,097

(1)

Other Compensation does not include the cost to Protocall for health and welfare benefits received by the above named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual compensation of such officer.

(2)

Represents the aggregate fair value computed in accordance with FAS 123R.

(3)

Mr. Hoffmann joined us in August 2004 as Chief Operating Officer. Mr. Hoffmann became our Chief Executive Officer in September 2005 and resigned from the position on May 17, 2006.

(4)

Mr. Dufton was employed by the Company from September 2004 through August 2005.  Mr. Dufton returned to the Company and became our President in November 2006.  Amounts paid to Mr. Dufton include $15,990 in severance and $26,542 as a consultant prior to rejoining the Company.

(5)

Pursuant to the Resignation and Consulting Agreement between Mr. Newman and Protocall dated June 13, 2005, Mr. Newman forfeited $669,506 worth of accrued salary and Protocall forgave loans totaling $558,381. $112,000 of Mr. Newman’s 2006 compensation was paid pursuant to the Resignation and Consulting Agreement.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to grants of options to purchase our common stock under the 2000 Stock Incentive Plan and 2004 Stock Option Plan of Protocall Technologies Incorporated to our executive officers during the fiscal year ended December 31, 2006.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration
Bruce Newman	3,660,000	30.96%	$0.14	(1)
Brenda Newman	3,600,000	31.48%	0.10-0.25	(2)
Syd Dufton	2,357,667	20.28%	0.10-1.35	(3)
Donald Hoffmann	-		-

(1)

Expire December 1, 2016.

(2)

350,000 options expire August 29, 2016 and 3,250,000 options expire December 1, 2016.

(3)

2,100,000 options expire December 1, 2016, 174,667 options expire January 31, 2016 and 83,000 options expire February 28, 2016.  257,667 options were issued for consultant work done prior to rejoining the company.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date

Bruce Newman	398,294		-	$1.25	7/31/07-1/31/09
	113,600		-	1.875	1/29/2008
	93,600		-	2.750	7/31/2007
	270,875		-	0.330	11/3/2015
	1,220,000	2,440,000	-	0.140	12/1/2016

Brenda Newman	482,118			1.250	7/31/07-1/31/09
	64,447			1.875	1/29/2008
	44,447			2.750	7/31/2007
	69,167	34,583		1.250	7/22/2014
	116,666	83,334		1.350	3/28/2015
	46,250			0.330	11/3/2015
	175,000	175,000		0.250	8/29/2016
	1,083,333	2,166,667		0.100	12/1/2016

Donald Hoffmann	262,500			1.350	5/17/2008
	16,667			1.250	5/17/2008
	200,000			0.330	5/17/2008

Syd Dufton	150,000			1.35	3/28/2015-1/28/2016
	166,000.33				1/28/2016-2/28/2016
	16,667			1.250	1/25/2016
	700,000	1,400,000		0.100	12/1/2016

There were no common stock awards granted to any employee in the  years ended December 31, 2005 and December 31, 2006.

Employment Agreements

We currently have no employment agreements with our executive officers.

On May 17, 2006, Don Hoffmann resigned as our Chief Executive Officer and from the Board of Directors. Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

Director Compensation

Name	Fiscal Year	Fees Earned (1)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	Total ($)
Peter Greenfield	2006	$20,000	-	356,941	-	-	376,941

Bruce Newman, (2)	2006	$7,500	-	-	-	-	7,500

(1)

Fees have not yet been paid.

(2)

Mr. Newman was a non employee director until May 2006 when he became our CEO.

(3)

Represents the aggregate fair value computed in accordance with FAS 123R.

Employment Agreements

We currently do not have any employment agreements with our executive officers.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors.  Bruce Newman, our former President and Chief Executive Officer and a director was renamed Chief Executive Officer.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of December 31, 2006 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o Protocall Technologies Incorporated, 47 Mall Drive, Commack, New York 11725-5717.

	Number of Shares		Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned (1)		Beneficially Owned (1)
Bruce Newman	3,388,968	(2)	4.58%
Peter Greenfield	10,044,735	(4)	13.64%
Brenda Newman	3,047,363	(3)	4.14%
CIMOS, Inc	12,110,982	(5)	16.21%
Joachim R Anzer	32,550,607	(6)	40.77%
Jeffrey Josef	4,879,531	(7)	6.72%
Directors and executive officers as a group (three persons)	16,481,066	(8)	20.94%

(1)

In accordance with Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended, shares beneficially owned at any date include shares issuable upon the exercise of stock options, warrants, rights or conversion privileges within 60 days after that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding that are subject to stock options, warrants, rights or conversion privileges exercisable by that person within 60 days after December 31, 2006 have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2)

Includes 605,494 shares of common stock issuable upon exercise of stock options granted under the Protocall 2000 Stock Incentive Plan, which are currently exercisable and 2,100,874 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan which are currently exercisable.

(3)

Includes 591,012 shares of common stock issuable upon exercise of stock options granted under the Protocall 2000 Stock Incentive Plan, which are currently exercisable and 1,773,751 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan which are currently exercisable.

(4)

Includes 2,300,874 shares of common stock issuable upon the exercise of stock options granted and currently exercisable under the Protocall 2004 Stock Incentive Plan.

(5)

Includes 3,385,452 shares of common stock issuable upon the exercise of currently exercisable warrants.  Based on a Schedule 13G filed on February 27, 2006, and other information known to us.

(6)

Includes 8,527,426 shares of common stock issuable upon the exercise of currently exercisable warrants that expire between June 2008 and July 2009.

(7)

Includes 1,257,808 shares of common stock issuable upon the exercise of currently exercisable three-year warrants that expire between June 2008 and July 2009.

(8)

Includes 1,196,506 shares of common stock issuable upon exercise of stock options granted and currently exercisable under the Protocall 2000 Stock Incentive Plan. Also includes 6,175,499 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan.

On May 17, 2006, Don Hoffmann resigned as the Company’s Chief Executive Officer and from the Board of Directors.  Bruce Newman, our former President and Chief Executive Officer and a director was renamed Chief Executive Officer.

 Item 12.

Certain Relationships and Related Transactions, and Directors Independence.

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000.  As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings.  The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%.  The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004.  The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007.  In November 30, 2005, the balance of this letter of credit was reduced to $750,462.  We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

Pursuant to the June 13, 2005 resignation and consulting agreement with the Company’s former President and Chief Executive Officer, accrued salaries were reduced by $111,125. The $111,125 was forgiven by the former President and Chief Executive Officer.  Upon the termination of employment of another officer in September 2005, $75,906 of accrued but unpaid salary was converted to a note.  The note is payable in four equal quarterly installments beginning January 2007. Interest is payable monthly at a rate of 12% per annum. All interest owed at December 31, 2006 has been paid. At December 31, 2006, accrued but unpaid salaries to a current officer totaled $317,634.

Mr. Newman resigned on June 13, 2005 and entered into a consulting agreement with us.  At that time, Mr. Newman’s consulting agreement provided for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed between us and Mr. Newman for specific projects.  The agreement also contained covenants (a) restricting Mr. Newman from competing with us or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding our company.  Mr. Newman agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made by us to him. In conjunction with this consulting agreement, Mr. Newman’s employment agreement was terminated and Mr. Newman was not entitled to receive any of the severance payments mentioned in the employment agreement.  Effective September 9, 2005, Mr. Newman rejoined the board of directors.  Effective May 17, 2006, Mr. Newman resumed his position as Chief Executive Officer. We currently do not have employment agreements with any of our executive officers.

Director Independence

Neither of our directors would be considered independent by SEC governance standards.

Item 13.

Exhibits.

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

(b)

Reports on Form 8-K.

During the three months ended December 31, 2006, we filed the following current reports on Form 8-K:

•     Current Report on Form 8-K filed on October 2, 2006 regarding increase in number of authorized shares.

•

Current Report on Form 8-K filed on October 5, 2006 regarding convertible note issuance.

•      Current Report on Form 8-K  filed with the SEC on November 13, 2006 regarding convertible note Joinder agreement.

•      Current Report on Form 8-K filed on December 13, 2006 regarding appointment of principal officers.

•      Current Report on Form 8-K filed on January 31, 2007 attaching a press release.

Item 14.

Principal Accountant Fees and Services.

Audit Fees

We incurred fees of approximately $200,000 to Eisner LLP for the audit of the annual financial statements of Protocall Technologies Incorporated for the year ended December 31, 2006 and the reviews of the 2006 quarterly financial statement. We incurred fees of approximately $110,000 to Eisner, LLP for the audit of the annual financial statements of Protocall Technologies Incorporated for the year ended December 31, 2005 and the reviews of the 2005 quarterly financial statements.

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

PROTOCALL TECHNOLOGIES INCORPORATED

Date: April 16, 2007	By: /s/Bruce Newman
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Peter Greenfield
April 16, 2007	Peter Greenfield
Chairman of the Board of Directors

/s/Bruce Newman
April 16, 2007	Bruce Newman
Director, Chief Executive Officer

PROTOCALL TECHNOLOGIES INCORPORATED

FORM 10-KSB

ITEM 7

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Protocall Technologies Incorporated

We have audited the consolidated balance sheet of Protocall Technologies Incorporated and subsidiaries (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for years ended December 31, 2006 and 2005. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred above present fairly, in all material aspects, the consolidated financial position of Protocall Technologies Incorporated and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[2] to the financial statements, the Company has incurred significant losses since inception , has a working capital deficiency and stockholders’ deficiency and has been dependant upon funds generated from the sale of common stock and loans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A[2]. The financial statements do not include any adjustments that might result from the outcome of uncertainty.

Eisner LLP

New York, New York

April 16, 2007

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheet
December 31
2006
ASSETS
Current assets:
Cash	$28,858
Accounts receivable, net	243,038
Inventory	44,955
Total current assets	316,851

Property and equipment, net	96,240
Patents, net	23,199
Deferred financing costs	348,875
Deferred lease costs	19,489
Security Deposits	20,825
Other assets	50,000
TOTAL ASSETS	$875,479

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	851,951
Accrued expenses	550,953
Payroll Taxes Payable	69,106
Deferred Revenue	17,500
Accrued salaries – officers/stockholders	317,634
Loan Payable	52,202
Loan Payable- related party	71,273
Other notes payable, including accrued interest of $7,512	157,294
Notes Payable-Related Party, including accrued interest of $40,483	455,048
Current portion of obligations under capital leases	276,412
Total current liabilities	2,819,373

Loans Payable, less current portion	54,304
Obligations under capital leases, less current portion	277,865
Convertible Notes Payable, including accrued interest of $31,783, net of discount of $1,698,474	351,059
Financial Instrument Liability	4,717,544
Total liabilities	$8,220,145

Commitments and Contingencies (Notes S and T)

Stockholders' deficiency:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 shares issued and outstanding	71,398
Additional paid-in capital	36,689,593
Accumulated deficit	(44,105,577)
Treasury Stock 80,000 shares at cost	(80)

Total stockholders' deficiency	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$875,479

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
Net sales	$1,071,081	$505,512
Cost of sales	1,188,409	383,920
Gross (loss) profit	(117,328)	121,592

Selling, general and administrative expenses	4,556,595	4,935,839
Research and development expenses	117,970	150,770
Operating loss	(4,791,893)	(4,965,017)

Interest expense, including amortization of debt discounts	(2,157,940)	(218,382)
Gain on forgiveness of indebtedness	-	15,750
Change in fair value of financial instrument liability	963,922
Loss on disposal of fixed assets	(19,561)	(28,099)
Other income, net	16,800	41,743
Net loss	$(5,988,672)	$(5,154,005)

Per Share Data – basic and diluted:
Net loss	$(0.10)	$(0.17)

Weighted average number of shares – basic and diluted	61,014,827	29,641,044

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficiency

	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount	Stock Subscription Receivable	Additional Paid in Capital	Deferred Sales and Consulting Fees Fee (Net)	Accumulated Deficit	Total Stockholders' Deficiency
Balance 12/31/04	25,383,710	$ 25,384			($6,665)	$ 33,381,195	$(287,648)	$(32,962,900)	$ 149,366
Issuance of common stock in private offerings, net of costs	21,875,000	21,875				2,778,125			2,800,000
Amortization of deferred sales fee							83,160		83,160
Issuance of common stock as payment of debt	400,000	400				87,600			88,000
Costs associated with private placement offerings						(254,171)			(254,171)
Issuance of stock associated with cashless exercise of warrants	130,654	131				(131)			-
Options granted to consultants as compensation						96,103			96,103
Write-off subscription receivable					6,665	(5,000)			1,665
Net Loss								(5,154,005)	(5,154,005)
Balance 12/31/05	47,789,364	$ 47,790			$0	$ 36,083,721	$(204,488)	$(38,116,905)	$ (2,189,882)
									-
Common shares issued in private placements-net of costs	20,004,877	20,005				938,799			958,804
Common shares issued for settlement of litigation	1,000,000	1,000				139,000			140,000
Common shares issued for consulting fees	1,423,078	1,423				172,040			173,463
Treasury stock from common Shares Forfeited			(80,000)	(80)		80			-
Common shares for conversion of convertible note	1,181,741	1,180				104,627			105,807
Warrants Issued for consulting fees						45,005	(45,005)		-
Derivative liability of tainted warrants						(1,678,527)			(1,678,527)
Amortization and write off of deferred sales fee							204,488		204,488
Amortization of deferred consulting fees							45,005		45,005
Stock based compensation expense						884,848			884,848
Net Loss								(5,988,672)	(5,988,672)
Balance December 31, 2006	71,399,060	$ 71,398	(80,000)	$ (80)	$ -	$ 36,689,593	$ -	$(44,105,577)	$ (7,344,666)

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,988,672)	$(5,154,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest Expense for Embedded Derivative Instruments	1,820,167
Loss on disposal of fixed assets	19,561	28,099
Depreciation and amortization	401,222	657,042
Amortization of deferred financing costs and deferred lease costs	117,124	77,916
Amortization of deferred selling fees	204,488
Amortization of deferred consulting costs	45,005
Amortization of note discounts	107,652
Stock based compensation Expense	884,848	96,103
Equity Investor Relations Expense		88,000
Change in value of financial instrument liability	(963,922)
Gain on settlement of trade notes and accounts payable		(15,750)
Stock Subscription Receivable Written Off		1,665
Stock and Warrants Issued for Services	213,331
Changes in:
Accounts receivable	(186,058)	7,321
Inventory	(16,849)	(6,187)
Prepaid expenses and other assets	55,302	(53,845)
Loans due officers/stockholders		(10,875)
Security Deposits	(6,392)
Accounts payable	301,983	55,915
Accrued expenses	(251,986)	309,482
Accrued salaries – officers/stockholders	(734)	(82,010)
Payroll taxes payable	1,842
Deferred Revenue	17,500
Other payables		(3,375)
Accrued interest on notes payable	16,581
Accrued interest on other notes payable	3,141
Accrued interest on convertible notes	31,783	19,762
Net cash used in operating activities	(3,173,083)	(3,984,742)

Cash flows from investing activities:
Capital expenditures		(42,399)
Investment in Rights	(50,000)
Purchase of fixed assets	(3,985)	--
Net cash used in investing activities	(53,985)	(42,399)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of costs	1,910,250	--
Proceeds from private offering issuance of common stock, net of costs	1,115,000	2,545,829
Repayment of loan payable	(4,209)	--
Loan Payable to Related Party	40,413
Repayment of capitalized lease obligations	(207,749)	(249,690)
Net cash provided by financing activities	2,853,705	2,296,139

Net (decrease) in cash	(373,363)	(1,731,002)
Cash - beginning of year	402,221	2,133,223

Cash - end of year	$28,858	$402,221

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2006	2005
Supplemental cash flow information:
Cash paid for:
Interest	$49,623	$69,416
Taxes		1,832
Noncash transactions: Stock issued for settlement	140,000
Conversion of note payable into common stock	105,807
Conversion of accounts payable to common stock		88,000
Discount on Convertible Note Payable at issuance	1,806,126
Conversion of accrued salary to note payable	75,907
Derivative Liability for Tainted Warrants	1,678,527
Warrants Issued for Finders Fee (Debt)	180,583
Warrants Issued with common stock	131,731
Warrants issued to Finders (equity)	24,465
Accrued expense reclassed to Loan payable related party	22,933

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Summary of Significant Accounting Policies and Related Matters

[1]

Description of business:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company").  The Company has recently focused all of its time and resources on its virtual inventory system in its PSD subsidiary.  PSD was founded in 1998 to develop and commercialize a proprietary system that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. The “System” is a software display, storage and production system, similar in size to an ATM cash machine. The System is designed to complement physical inventory systems and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers.  The Company intends to market and distribute its System to major retailers.  The Company signs license agreements with software publishers, allowing the Company to resell their software products to one or more of the Company’s retail customers.  The Company intends to pursue an expansion of available products to include audio books, console video games and movies.  Management of the Company believes the Company’s technology is readily adaptable to other digital products such as movies and television episodes on DVD without additional significant investment which it is doing under the ‘TitleMatch’ name.

[2]

Going Concern

The Company incurred net losses for the years ended December 31, 2006 and 2005 of $(5,988,672) and $(5,154,005) respectively, has an accumulated deficit of $(44,105,577) and stockholder’s capital deficit and working capital deficit of $(7,344,666) and $(2,502,522) respectively at December 31, 2006. Through 2006, the Company has been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations. Our agreements with our suppliers provide for specific payment terms and, as of March 31, 2007, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

Management believes the Company does not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future. The Company is attempting to obtain additional financing from an existing shareholder.. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by the Company. The Company received proceeds from equity issuance and borrowings from a shareholder during February and March 2007 as described in footnote Q and X.

In the event that sufficient short-term or long-term financing is not obtained, in order to enable the company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to forgo compensation and to cause the Company to increasingly reduce its operating expenditures by, among other actions, making further personnel reductions.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern. Our independent auditors have issued a going concern opinion in all previously issued financial statements.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

[3]

Basis of consolidation:

The consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

[4]

Revenue recognition:

The Company recognizes revenue from retailers’ sales of product through our system and through Internet retailers, upon shipment to the retail customer or consumer.

Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

Revenue from the licensing of font software is recognized over the licensing period. Revenue from the sale of software products and font reference guide books is recognized when the product is delivered or shipped to the customers.

In accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-19, we recognize revenue from Internet sales through our TitleMatch subsidiary on a gross basis. Strong indicators are present indicating that we are the principal in our Internet sale transactions.  Those indicators are as follows: we are the primary obligor in all transactions, we have latitude in establishing pricing, we are subject to risk of loss when the item is transferred to the freight carrier,  title is transferred to us at the time the order is placed with our third party vendor and we are at risk for the billing to our customer.  Revenue from these sales is recognized when the product is shipped to the customer.

Revenue from the sale of physical inventory purchased in September 2006 is recognized when the products are shipped to the customer.  We invoice these customers at time of shipment. Revenue generated from the sale of prepackaged goods from third party distributors through Internet retailers is recognized when the product is shipped by us or by a third party vendor.

[5]

Cash equivalents:

The Company considers all highly liquid investments with original maturities of three months when purchased or less to be cash equivalents.

[6]

Inventory:

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market. DVD and CD media purchased in inventory purchase of September 2006 are valued at the lower of cost or market.

[7]

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

[8]

Software development costs:

Costs associated with the development and enhancement of proprietary software incurred between the achievements of technological feasibility and availability for general release to the public were insignificant, and therefore not capitalized.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

[9]

Patents:

Costs associated with obtaining patents for the Company's proprietary software are capitalized and amortized over their estimated useful lives, or the life of the patent if shorter, upon the completion and approval of the patents.

[10]

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

[11]

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

The Company evaluates its convertible debt, options, warrants or other contracts to  determine  if those contracts  or embedded  components  of those  contracts qualify  as  derivatives  to be  separately  accounted for under  Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and related interpretations including EITF 00-19 "Accounting  for Derivative  Financial  Instruments  Indexed to, and Potentially Settled in, a Company's Own Stock" (“EITF 00-19”).  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each reporting  date and  recorded  as a  liability.  In the event that the fair value is recorded as a  liability,  the  change  in  fair  value  is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion feature in a convertible instrument is required to be bifurcated  and there are also  other  embedded derivative elements in the  convertible  instrument  that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

[12]

Long-lived assets:

The Company reviews long-lived assets, such as computers and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the expected undiscounted cash flow is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

[13]

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

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

estimations include valuations of warrants issued in connection with various forms of financing by the Company.  Actual results could differ from those estimates.

[14]

Accounting for stock options:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date.  Prior to the adoption of SFAS 123R, the Company accounted for stock based compensation using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations.   The Company adopted the provisions of SFAS 123R effective January 1, 2006, using the modified prospective transition method.  Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants.  Accordingly, periods prior to adoption have not been restated.  The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards.  That cost is recognized as compensation expense over the service period, which would normally be the one to three year vesting period of the options. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

[15]

Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  Potentially dilutive securities, were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

	Year Ended December 31
	2006	2005
Options	20,465,993	6,680,773
Warrants	48,187,225	7,772,249
Convertible Notes	22,000,000	644,263
Total dilutive shares	90,653,218	15,097,285

[16]

Recent accounting pronouncements:

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 also eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and concentrations of credit risk in the form of subordination are not embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company applied this interpretation to the valuation of embedded derivatives contained in convertible notes issued in August, September and November 2006.  See Note F of financial statements below.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  The Company must adopt the interpretation effective January 1,

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

2007.  Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this EITF will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for us beginning January 1, 2008. The Company is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us beginning January 1, 2008 and permits earlier application. The Company is currently evaluating the effect of this pronouncement on financial statements.

[17]

Research and development:

The Company expenses research and development costs as incurred.

[18]

Segment reporting:

The Company operates in one reporting segment.

[19]    Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported net loss.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note B – Property and Equipment

Property and equipment consist of the following:

	December 31, 2006	Estimated Useful Lives (Years)
Deployed equipment	$1,039,170	3
Computer and other equipment	413,945	3
Furniture and fixtures	34,284	7
Purchased software	79,062	3
Leasehold improvement	65,463	Various
	1,631,924
Less accumulated depreciation	1,535,684
	$96,240

Included in property and equipment are assets under capital leases with no net book value at December 31, 2006. Depreciation expense was $398,854 and $571,450 for the years ended December 31, 2006 and 2005 respectively.

Note C – Loan Payable

Loan payable consist of the following:

December 31, 2006
Loan payable with interest at prime plus 2% (10.25%) (1)	$81,456
Loan Payable Non-interest bearing, due on demand	25,050
106,506
Less current portion	52,202
$54,304

(1)

The Company obtained a $100,000 line of credit from a bank in 1994.  Interest is payable on a monthly basis.  The bank has the option to terminate the line of credit at its sole discretion, at which time the Company can elect to pay the then outstanding balance in thirty-six monthly installments of principal and interest at the rate then in effect.  The loan is personally guaranteed by certain of the officers/stockholders of the Company.  At March 31, 2007, the bank had not terminated the line of credit.

Aggregate principal payments of the loan payable to the bank in the amount of $81,456 are shown based on the repayment of the loan over a thirty-six month period commencing January 2007 as follows:

Year	Amount
2007	$27,152
2008	27,152
2009	27,152
81,456
Less current portion	27,152
$54,304

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note D – Loan Payable to related party

Loan payable to related party consist of the following:

December 31, 2006
Loan Payable (1)	$7,927
Balance due on consulting agreement (2)	22,933
Credit card payable (3)	40,413
$71,273

(1)

Non interest bearing demand loan payable to officer.

(2)

Balance due to Bruce Newman in connection with resignation/consulting agreement of 2005, payable monthly with final payment due in April 2007.

(3)

Represents purchases made by the Company on an officer’s personal credit card.

Note E- Accrued Expenses

Accrued expenses consist of the following:

December 31, 2006
Payroll and related benefits	$60,887
Accounting, legal and other professional fees	245,125
Royalties and litigation settlement	42,572
Penalties	114,187
Interest	12,439
Other	75,743
$550,953

Note F – Derivative Liabilities and  Convertible Notes Payable

In April 2006, the Company issued a Convertible Promissory Note (the “Note”) for $100,000 in a private placement.  The note holder has the option, to convert the Note and receive shares of the Company in any financing transaction from third parties conducted by the Company under the same general terms and conditions as provided for in such a financing transaction (“conversion pricing provision”).  The Note bears interest at 12% per annum and is payable at the earlier of (i) October 31, 2006, or (ii) completion of a subsequent financing of no less than $5,000,000 in gross proceeds to the Company. In connection with the issuance of the Note, the Company issued the note holder a warrant to purchase 125,000 shares of common stock at an exercise price of $.20 per share. The warrants may be exercised up to three years from date of issuance.  The fair value of the warrants on the date of issuance was $20,700 as determined utilizing the Black-Scholes option-pricing model with the following assumptions: 172.65% volatility, three year expected life, 4.96% risk free interest rate, and a dividend yield ratio of 0%.  The Company allocated the net proceeds between the Note and the warrants based on the relative fair value based method.  The proceeds allocated to the value of the warrant were recorded as a finance expense.  In July 2006, the Note was fully converted into 1,136,364 shares of common stock at a share price of $.088.

In October 2006, the holder of a convertible note issued in July 2004, elected to convert the principal and accrued interest into common stock.  We issued the investor 45,377 shares of common stock at a conversion price of $.128 and a warrant to purchase 3,978 shares of common stock at an adjusted exercise price of $.128.  The remaining July 2004 convertible noteholders waived their conversion rights.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In August 2006, the Company entered into an agreement with certain investors, whereby the Company sold Convertible Debentures (the "Convertible Note" or the “Note”) in the principal amount of $700,000. During the same month, in connection with the Securities Purchase Agreement, the Company granted the holders  seven year common stock purchase warrants  to purchase a total of 15,000,000 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately and allows the holder to purchase the shares within seven years of the issue date.  The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends.

The Notes bear interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the Trading Price is greater than $.14975 for each Trading Day. Any amount of principal or interest on this Note which is not paid when due bears interest at the rate of 15% (“Default Interest”).  The principal payments on this note are payable in full on the maturity date of August 8, 2009.

At the time of issue, the Company determined the probability weighted discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives.  The cash flows were discounted by the risk-free rate based on the remaining term of the note.  The implied value of the compound embedded derivatives was $608,021 at issuance and  $398,424 at December 31, 2006. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrants issued to the holder was $1,611,366 at issuance based on a Black Scholes valuation with the following assumptions: 160% volatility, risk free rate of 4.86% and a term of 7 years. At December 31, 2006, these warrants were valued at $1,250,458 based on a Black-Scholes valuation with the following assumptions: 180% volatility, a risk free rate of 4.70% and a remaining term of 6.60 years.

In September 2006, the Company entered into an agreement with certain investors, whereby the Company sold the Convertible Note or the Note in the principal amounts of $600,000 and $217,750.  The holder of the $217,750 note was issued  seven year common stock purchase warrants  to purchase a total of 2,512,500 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately.   The exercise price is subject to adjustment as described in the August 2006 financing.

The Notes bear interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the Trading Price is greater than $.14975 for each Trading Day. Any amount of principal or interest on this Note which is not paid when due bears interest at the rate of 15% (“Default Interest”).  The principal payments on this note are payable in full on September 29, 2009.

At the time of issue, the Company determined the probability weighed discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives.  The cash flows were discounted by the risk-free rate based on the remaining term of the note.  The implied value of the compound embedded derivatives contained within the September notes at issuance was $529,324 at issuance and  $465,444 at December 31, 2006. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrants issued to the holder was $194,455 at issuance based on a Black-Scholes valuation with the following assumptions: volatility of 160%, risk free rate of 4.60% and term of 7.01

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

years. At December 31, 2006, these warrants were valued at $209,741 based on a Black-Scholes valuation with the following assumptions: 180% volatility, 4.70% risk free rate and term of 6.75 years.

In November 2006, the Company entered into an agreement with certain investors (the "Holder"), whereby the Company sold the Convertible Note or the “Note in the principal amounts of $500,000.  The holder was also issued a seven year common stock purchase warrant  to purchase a total of 5,769,230 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately. The exercise price is subject to adjustment as described in August 2006 financing.

The notes bear interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the Trading Price is greater than $.14975 for each Trading Day. Any amount of principal or interest on this Note which is not paid when due bears interest at the rate of 15% (“Default Interest”).  The principal payments on this note are payable in full on November 7, 2009.

At the time of issue, the Company determined the probability weighed discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives.  The cash flows were discounted by the risk-free rate based on the remaining term of the note.  The implied value of the compound embedded derivatives contained within the note at issuance was $264,974 at issuance and  $284,588 at December 31, 2006.  The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the warrants issued to the holder were valued at $418,153 at issuance based on a Black-Scholes valuation using the following assumptions: 160% volatility, risk free rate of 4.63% and term of 7.01 years.  At December 31, 2006 these warrants were valued at $482,044 based on a Black-Scholes valuation with the following assumptions: 180% volatility, risk free rate of 4.70% and a term of 6.86 years.

The Convertible Notes described above are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is the Applicable Percentage (50% at initial filing for registration, 55% prior to registration becoming effective and 60% once registered) multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods. Conversions, including warrant exercises (as noted below), are limited monthly to the greater of $80,000 or the 10 day average daily volume, and in total are limited to the beneficial ownership of 4.99%. The Conversion Price and the number of shares to be issued upon conversion are subject to adjustment upon the occurrence of these events:  major announcements defined as an intent to consolidate or merge with any other corporation other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged or sell or transfer all or substantially all of the assets of the Company or if any person, group or entity publicly announces a tender offer to purchase 50% or more of the Company’s Common Stock any common stock reclassification; stock splits, combinations and dividends.  In addition, the Fixed Conversion Price, as defined, and the Variable Conversion Price are subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications and similar events.

Events of default under the Convertible Note include: the Company’s failure to perform any of its obligations, pay principal, interest and other fees, breach of covenant, breach of representations and warranties, default under related agreements, bankruptcy, and failure to deliver the common stock or replacement note to holder free of restrictions and other conditions.  The default interest rate is fifteen percent (15%). Upon occurrence of default, holder may demand immediate repayment of the Convertible Note at 140% of the principal balance.

The Company has registration requirements as detailed in the Registration Rights Agreement.  If the Company fails to meet the registration deadlines, then the Company must pay Holder liquidated damages equal to 2.0% of the

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

principal balance per month pro-rated for each month in which the registration requirements are not met, but capped at 6%. The  agreement obligated the Company to file an SB-2 Registration Statement within 45 days from the Closing Date to register 100% of the then shares to be issued upon conversion of the note within 120 days from the Closing Date.  The Notes are secured by all of the assets of the Company.  In November 2006, the Company entered into a revised registration agreement with the Holder whereby the Company was obligated to file an SB-2 registration statement by November 17, 2006, which was to become effective by January 5, 2007.  The Company did not file a registration statement until February 12, 2007 and has accrued the potential cash penalties due as of December 31, 2006 of $59,187.   The Company accrued an additional $61,878 in penalties as of April 13, 2007 due to the late filing. On April 16, 2007, the Company received a waiver from the holders extending the Company’s obligation to file an SB-2 registration until May 31, 2007. The Company has also received a waiver from the holders with respect to the covenant that the Company maintain a certain specified number of authorized common shares until January 1, 2008.

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

The derivative financial instrument in connection with the Convertible Notes have been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the income statement. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.  These significant fluctuations can create significant income and expense items on the financial statements of the Company.

The Convertible Notes described above contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Note, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of the value at inception. The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Convertible Notes. At December 31, 2006, $107,652 has been amortized with an unamortized discount balance remaining of $1,698,474.

Due to the floorless conversion feature of the convertible debt, the Company cannot necessarily share settle the existing debt or any outstanding warrants/options.  This is due to the fact that the Company may not have sufficient authorized and un-issued shares available to settle these obligations.  Therefore, all existing outstanding warrants as of August 8, 2006 and all warrants issued thereafter, are “tainted” and have been treated as derivative liabilities under SFAS 133 and EITF 00-19.

The warrants outstanding as of December 31, 2006 (referred to as “Tainted Warrants”) in aggregate allow the Holders to purchase 24,905,494 shares with various expirations dates ending December 31, 2010 (3 and 5 year terms).  The Tainted Warrants were valued at $1,626,846 at December 31, 2006 using a Black Scholes valuation model with the following assumptions: 180% volatility, risk free rates between 4.74 – 5.09% and a remaining term ranging from .13 -3.96 years.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The mark to market change in the value of the Convertible Note Warrants is $(281,731).  The mark to market change in the Compound Embedded Derivatives is $(253,863) and the mark to market change in the value of the Tainted Warrants is $(428,328).

The Company incurred legal and finder’s fees totaling $388,083 (of which $180,583 is the value of a warrant issued to the finder) associated with these notes.  These fees are treated as deferred financing costs and are being amortized over the term of the convertible notes.  $39,208 has been expensed as of December 31, 2006.

Note G – Related Party Transactions

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000.  As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings.  The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%.  The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004.  The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007. The unamortized balance as of December 31, 2006 is $19,489.  In November 30, 2005, the balance of this letter of credit was reduced to $750,462.  We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

Pursuant to the June 13, 2005 resignation and consulting agreement with the Company’s former President and Chief Executive Officer, accrued salaries were reduced by $111,125. The $111,125 was forgiven by the former President and Chief Executive Officer.  Upon the termination of employment of another officer in September 2005, $75,906 of accrued but unpaid salary was converted to a note. Interest is payable monthly at a rate of 12% per annum. All interest as of December 31, 2006 was paid. The note is payable in four equal quarterly installments beginning January 2007.  At December 31, 2006, accrued but unpaid salaries totaled $317,634.

 The Company’s former President and Chief Executive Officer, Mr. Newman resigned on June 13, 2005 and entered into a consulting agreement with us.  At that time, Mr. Newman’s consulting agreement provided for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed between us and Mr. Newman for specific projects.  The agreement also contained covenants (a) restricting Mr. Newman from competing with us or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding our company.  Mr. Newman agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made by us to him. In conjunction with this consulting agreement, Mr. Newman’s employment agreement was terminated and Mr. Newman was not entitled to receive any of the severance payments mentioned in the employment agreement.  Effective September 9, 2005, Mr. Newman rejoined the board of directors.  Effective May 17, 2006, Mr. Newman resumed his position as Chief Executive Officer. We currently do not have employment agreements with any of our executive officers.

See Note K for related party information in connection with a capital lease by the Company.

Note H – Stock Option Plans

On March 24, 2000, the Company adopted a stock plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the “2000 Plan”).  The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant.  Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee").  Outstanding options must generally be exercised within ten years from the date of grant.  The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee.  In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

to such terms and conditions as shall be determined at the time of grant.  Through December 31, 2006, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company’s 2005 annual meeting of stockholders.  In November 2004, the Board of Directors increased the number of shares available under the Plan to 2,000,000 and, in March 2005, the Board of Directors authorized a further increase to 4,500,000 shares. In August 2006, holders of approximately 63% of our common stock voted to increase the stock option pool of the 2004 Plan to 19,000,000. As of December 31, 2006, options to purchase 18,390,342 shares of common stock are outstanding pursuant to the 2004 Plan including 5,610,000 options to directors, with exercise prices ranging between $.10 and $1.35 per share.  Non-employee director options vest monthly or quarterly over a one-year period and are exercisable over either five or ten year periods.  Most employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods.  Stock options granted pursuant to the 2004 Plan were ratified during the Company’s annual stockholder meeting held on May 18, 2005.  Since the Company’s stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings.

Option transactions are summarized as follows:

	2000 Plan				2004 Plan
	2006		2005		2006		2005
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	# Shares	Price	# Shares	Price	# Shares	Price	# Shares	Price
Outstanding at beginning of year	2,537,785	$1.64	2,951,922	$1.74	4,142,988	$0.71	1,034,750	$1.25
Granted (1)					16,037,667	0.14	6,417,427	0.76
Exercised	--		--		--		--
Forfeited (2)	(462,134)	1.39	(414,137)	2.34	(1,790,313)	0.52	(3,309,189)	0.97
Outstanding at end of year	2,075,651	1.70	2,537,785	1.64	18,390,342	0.23	4,142,988	0.71
Exercisable at end of year	2,075,651	1.70	2,537,785	1.64	7,264,586	0.34	1,203,081	1.05

(1)

940,000 of these options with an exercise price of $.25 were granted March 31, 2006 subject to shareholder approval. These options were approved by shareholders on August 29, 2006 and are included in the stock option charge for the quarter ending September 30, 2006. The fair value of these options was calculated using the market value of the Company’s common stock on August 29, 2006. The market value of the Company’s common stock on March 31, 2006 and August 29, 2006 was $0.25 and $0.14 respectively.  These options have a ten year life with immediate vesting for half of these options and the balance, vesting March 31, 2007.

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

These options were not included in the stock option charge for the year ending December 31 2006, and are incorporated above as being forfeited in 2006.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The following summarizes information about stock options at December 31, 2005:

	Range	Weighted	Weighted		Weighted
	of	Average	Remaining		Average
Number	Exercise	Exercise	Life	Number	Exercise
Outstanding	Price	Price	in Years	Exercisable	Price
2,417,000	$.33 - $.49	$.33	9.85	216,667	$.33
225,000	.50 - .99	.852	7.31	175,000.841
3,112,801	1.00-1.49	1.245	4.63	2,423,228	1.223
364,071	1.50-1.99	1.875	1.94	364,071	1.875
561,901	2.00-2.75	2.75	.82	561,901	2.75
6,680,773		$1.06		3,740,867	$1.446

The following summarizes information about stock options at December 31, 2006:

				Options Exercisable
	Range	Weighted	Weighted		Weighted
	of	Average	Remaining		Average
Number	Exercise	Exercise	Life	Number	Exercise
Outstanding	Price	Price	in Years	Exercisable	Price
12,670,000	$.10-$.14	$0.112	9.93	4,223,333	$0.112
3,110,000	.20-.25	0.223	9.85	720,000	0.23
1,166,000	.33 - .49	0.330	7.61	1,058,000	0.330
175,000	.50 - .99	0.89	8.38	175,000	0.89
2,515,521	1.00-1.49	1.25	3.07	2,334,432	1.248
829,472	1.50-2.75	2.42	.75	829,472	2.42
20,465,993		0.38		9,340,237	0.65

The following summarizes information about non-vested stock options at December 31, 2006:

	# of Shares	Weighted Average Exercise Price	Weighted Remaining Life in Years
Non vested at 12/31/05	2,939,907	$0.57	7.98
Granted	16,037,667	0.14	9.90
Vested	(6,145,665)	0.22	9.55
Forfeited	(1,706,153)	0.50	6.27
Non vested at 12/31/06	11,125,756	0.16	9.85

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as an operating expense, based on their fair values on grant date.  Prior to the adoption of SFAS 123R, the Company accounted for stock based compensation using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations.   The Company adopted the provisions of SFAS 123R effective January 1, 2006, using the modified prospective transition method.  Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants.  Accordingly, periods prior to adoption have not been restated. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. Under SFAS 123 and Opinion 25, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards.  That cost is recognized as compensation expense over the service period, which would normally be the one to three year vesting period of the options. The fair value of options at date of grant was estimated using the Black Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31
	2006	2005
Risk-free interest rate	4.41%	4.12%
Expected life of options	5.00 years	4.90 years
Expected dividend yield	0.00%	0.00%
Expected volatility	196.48%	150.19%
Weighted average fair value	$.10	$.62

The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of Statement of Financial Accounting Standards (SFAS) No. 123, in 2005, the Company's net loss per share for the periods indicated would have been increased to the pro forma amounts indicated as follows:

2005
Net loss as reported	$ (5, 154,005)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	96,103
Stock-based employee compensation determined under the fair value based method	(1,284,238)
Pro forma net loss	($6,342,140)
Net loss per share (basic and diluted):
As reported	($0.17)
Pro forma	($0.21)

Stock based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 was $884,848, $637,075 of which relates to employee compensation, $52,667 is for options issued to consultants and $195,106 is for options issued to directors.  All of these expenses are recorded in selling general and administrative expense. The unrecognized compensation cost of $1,229,605 for non-vested options at December 31, 2006 will be recorded over the remaining 1.4 years. As of December 31, 2006, there was no intrinsic value associated with the Company’s outstanding and exercisable stock options.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note I – Income Taxes

Income Taxes
For the years ended December 31, 2006 and 2005, there was no income tax expense.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows:
	2006
Deferred tax asset
Net operating loss carryforward	$ 12,223,000
Depreciation and amortization	104,000
Reserve for Inventory	140,000
Accrued compensation	127,000
Total deferred tax asset	12,594,000
Less valuation allowance	(12,741,000)
	(147,000)
Deferred Costs-Warrant Based	147,000
Total net deferred tax asset	-
The company has net operating losses carryforwards and other deferred tax items of approximately

$32,000,000 at December 31, 2006 that will be available to offset future taxable income. Under Federal

Tax Law IRC Section 382, certain significant changes in ownership may restrict the utilization of these loss carryforwards. The Company has concluded that a full valuation allowance was appropriate for the deferred tax items as they are not more likely than not going to be utilized in the foreseeable future. The valuation allowance increased by $1,399,000 in 2006.

The Company has approximately $30,600,000 of tax loss carryforwards expiring through 2026
Income taxes computed at the statutory rate for the years ended December 31, 2006 and 2005 differ from amounts provided as follows:

	2006	2005
Tax provision (benefit) at statutory rate	34.00%	34.00%
State and local taxes, net of federal benefit	6.00%	5.84%
Derivative expenses	-6.44%	0.00%
Stock based compensation	-5.91%
Amortization of deferred costs	-0.76%
Change in valuation allowance	-26.89%	-39.84%
Effective income tax rate	0.00%	0.00%

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note J – Operating Lease Obligations

The Company is obligated, under an operating lease for its facility of approximately 5,000 square feet.  The required minimum lease payment for 2006 is $5,308 per month. The lease expires in January 2009.  Rent expense was $89,141 and $118,547 for the years ended December 31, 2006 and 2005.

Note K – Capitalized Lease Obligations

The Company has two capital leases to finance the acquisition of computer and deployed equipment. At December 31, 2006, the future minimum payments required under such leases are summarized as follows:

Year Ended December 31, 2006	Lease (1)	Lease (2)	Total
2007	$ 43,485	$ 267,800	$ 311,285
2008	40,140	226,600	266,740
2009	23,418	-	23,418
Total minimum lease payments	107,043	494,400	601,443
Less amounts representing interest	11,365	35,802	47,166
Present value of minimum lease payment	95,679	458,598	554,277
Less current portion of capital lease obligations	36,331	240,081	276,412
Long-term portion of capital lease obligations	$ 59,348	$ 218,517	$ 277,865

(1)

The lease is secured by the underlying equipment and is payable monthly through July 2009.

(2)

The lease is secured by the underlying equipment and by an irrevocable standby letter of credit in the amount of $750,462 opened by a stockholder/director in the Company’s behalf as required by the Company’s equipment lease agreement, which is to be retained for the entire term of the lease obligation. The terms of the lease were renegotiated in 2005. Pursuant to the terms of the renegotiation, the lease buyout amount of $50,000 was added to the principal balance of the lease and the payment period was extended by two years.  The new lease agreement has an interest rate of 7.32% and is payable monthly through November 2008.

Note L – Other Notes Payable

On July 22, 2004, in connection with the reverse merger, $73,875 of previously accrued interest on convertible notes payable was converted into a new promissory note, bearing interest at 4% per annum. As of December 31, 2006, the total accrued interest on the note payable amounted to $7,512.  All principal and accrued interest on the note is due and payable in full on July 22, 2007.  The payees had a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, which occurred in June 2005, on the same terms and conditions as applicable to all other purchasers of such equity securities.  The payees have declined to convert all or any portion of the outstanding principal balance and/or accrued interest of the note.

Upon the termination of employment of one of the officers of the company, $75,907 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year. Interest is payable monthly. All interest owed as of December 31, 2006 has been paid. The principal of the note is payable in four equal quarterly installments beginning January 2007.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note M- Loan Payable-Related Party

On July 22, 2004, in connection with the reverse merger, $414,565 of previously accrued interest on a convertible note payable due to a related party was converted into a new promissory note, bearing interest at 4% per annum. As of December 31, 2006, the total accrued interest on the note payable amounted to $40,483.  All principal and accrued interest on the note is due and payable in full on July 22, 2007.  The payee had a right to convert all or any portion of the outstanding principal balance and/or accrued interest of the notes into shares of common stock in the Company’s next round of equity financing subsequent to July 22, 2004, which occurred in June 2005, on the same terms and conditions as applicable to all other purchasers of such equity securities.  The payee was notified by certified mail of their right to convert their note and all accrued interest into shares of common stock due to the equity financing that occurred in June 2005.  The payee has declined to convert all or any portion of the outstanding principal balance and/or accrued interest of the note.

Note N– Consulting Agreements

In February 2006, the Company entered into a consulting agreement with a third party for investor relations services.  The Company agreed to pay the third party a non refundable retainer fee of 1,153,846 shares of stock.  50% of the shares valued at $.10 per share (for financial reporting purposes only) were issued three days after executing the agreement and 115,385 shares were issued on the first of each month thereafter through July 2006 and were valued at  $.25, $.17, $.08 and $.11 respectively. All shares were valued at market price on the date of issuance. The Company recorded a total consulting fee of $125,770, in connection with the issuance of these shares.

          In April 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to this agreement, the Company issued the consultant a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $.19 per share in exchange for  past due invoices totaling $6,000.    The Company also issued to the consultant a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $.19 per share, for future services.  The warrants are exercisable over 4 years and had a fair value of $28,080 using a Black Scholes valuation with the following assumptions: 172.65% volatility, 4.96% risk free rate and projected term of 4 years. This charge has been recorded as an investor relations expense in selling, general and administrative expense on the consolidated statements of operations.

In June 2006, the Company entered into an investor relations consulting agreement with a third party.  Pursuant to the terms of the agreement, the Company issued the consultant a warrant to purchase 250,000 shares of common stock at an exercise price of $.13 per share.  The fair value of the warrant was $16,925 at issuance using a Black Scholes valuation with the following assumptions: volatility of 174.66%, risk free rate of 5.03% and projected term of 3 years. This charge has been recorded as an investor relations expense in selling, general and administrative expense on the consolidated statements of operations.

In August 2006, the Company entered into an agreement with a third party intellectual property patent consultant.  The Company issued the third party 269,230 shares valued at $0.13 per share or $35,000 as payment for services rendered.

In November 2006, the Company entered into an agreement with a third party consultant to provide guidance in developing its ecommerce business.  The agreement called for the Company to make cash payments and to issue the consultant a warrant to purchase 200,000 shares of common stock at an exercise price of $.20 per share. The Company terminated the agreement in January 2007 and plans to dispute the issuance of the warrants although the Company has recorded the expense for the warrants in 2006. The warrants were valued at $13,993 using a Black Scholes valuation with the following assumptions: 180% volatility, risk free rate of 4.74% and remaining term of 2.89 years.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Note O – Deferred Sales Fee

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

These shares have been valued at $1.25 per share totaling $332,693 and have been recorded as a “Deferred Sales Fee” and reflected as a reduction to equity, to be amortized over the term of the Software Agreement.  For the year ended December 31, 2005, $83,160 had been amortized as a selling expense.  The remaining $204,488 of the deferred selling fees was fully amortized in September 2006.

Note P- Deferred Revenue

In June 2006, the Company licensed font software owned by its Precision Type subsidiary to a customer for $20,000 over a term of four years.  The Company booked the sale as deferred revenue and is recognizing the revenue over the life of the license.  As of December 31, 2006, $2,500 worth of revenue has been recognized.

Note Q –  Private Offerings

In June 2005, the Company entered into a series of securities purchase agreements with a limited number of  accredited investors in a private placement. In connection with the private placement, the Company sold 1,986,302 shares of common stock at $.73 per share, and issued warrants to purchase up to 993,151 shares of our common stock, for an aggregate of $1,450,000 ($1,335,570 net of finder’s fee and various other expenses).

The June 2005 Warrants (the “June 2005 Warrants”)  had an exercise price of $1.00 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June 2005 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through June 2006 at a price per share less than the per share price of the common stock and/or the exercise price of the June 2005 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the share price would result in the issuance of additional shares of common stock to the holders. Due to the private offerings entered into in September and December 2005 (see below), the Company issued an additional 9,341,824 shares of common stock to the June investors and adjusted the June 2005 Warrants’ exercise price to $.128 per share pursuant to anti-dilution provisions contained in the June 2005 securities purchase agreements.

In September 2005, the Company entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, the Company sold 2,380,952 shares of the common stock at $.336 per share, and warrants (the “September 2005 Warrants”) to purchase up to 2,380,952 shares of the Company’s Common Stock, for an aggregate of $800,000 ($715,260 net of finder’s fee and various other expenses).

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The September 2005 Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the September 2005 Warrants as well as the per share price of the common stock is subject to adjustment through September 2006 on the same terms as the June 2005 private placement.  Due to the private offerings entered into during December 2005 and June and July 2006, (see below) , the Company issued an additional  7,257,601 shares of common stock to the September investor and adjusted the September 2005 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the September 2005 securities purchase agreement.

In December 2005, the Company entered into a series of securities purchase agreements with accredited investors. In connection with the private placements, the Company sold 3,441,314 shares of  common stock,  at prices ranging from $.173 to $.128, and warrants (the “December 2005 Warrants”) to purchase up to 1,720,657 shares of  Common Stock, for an aggregate of $550,000 ($495,000 net of finder’s fee and various other expenses).

The December 2005 Warrants had an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December 2005 Warrants as well as the share price of the common stock is subject to adjustment through December 2006, on the same terms as the June 2005 private placement.  Due to the private offering of December 30, 2005 and June and July 2006, the Company issued an additional 3,185,193 shares of common stock to the December investors and adjusted 1,720,657 of the December 2005 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the December 2005 securities purchase agreements.

In January 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, the Company sold 2,222,222 shares of common stock,   at $.135 per share, and warrants (the “January 2006 Warrants”) to purchase up to 1,111,111 shares of the Company’s common stock, for an aggregate of $300,000.

The January 2006 Warrants have an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the January 2006 Warrants as well as the share price of the common stock is subject to adjustment through January 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in February, June  and July 2006 (see below), the Company issued an additional 1,392,236 shares of common stock and adjusted the January 2006 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the January 2006 securities purchase agreement.

In February 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, the Company sold 390,625 shares of common stock, at $.128 per share, and warrants (the “February 2006 Warrants”) to purchase up to 585,938 shares of the Company’s common stock, for an aggregate of $50,000.

The February 2006 Warrants have an exercise price of $.128 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2006 Warrants as well as the share price of the common stock is subject to adjustment through February 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in June and July 2006 (see below), the Company issued an additional 211,787 shares of common stock and adjusted the February 2006 Warrants’ exercise price to $.083 per share pursuant to anti dilution provisions contained in the February 2006 securities purchase agreement.

In April 2006, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,819,363 shares of common stock, at par value $0.001 per share, at $0.162 and $0.171 per share, and warrants (the “April 2006 Warrants”) to purchase up to 1,218,324 shares of our common stock, for an aggregate of $300,000.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The April 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the April  2006 Warrants as well as the share price of the common stock is subject to adjustment through April 2007, on the same terms as the June 2005 private placement.  Due to the private offerings entered into in June and July 2006 (see below), the Company issued an additional 1,795,094 shares of common stock to the April investors and adjusted the April 2006 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the April 2006 securities purchase agreement.

In May 2006, the Company entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, the Company sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the “May 2006 Warrants”) to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the May 2006 Warrants as well as the share price of the common stock is subject to adjustment through May 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in June and July 2006 (see below) , the Company issued an additional 728,092  shares of common stock to the May investors and adjusted the May 2006 Warrants’ exercise price to $.083 per share pursuant to anti-dilution provisions contained in the May 2006 securities purchase agreement.

In June 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, the Company sold an aggregate of 1,059,322 shares of common stock, at $.094 per share, and warrants (the “June 2006 Warrants”) to purchase up to 1,059,322 shares of common stock, for an aggregate of $100,000.

The June 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the June 2006 Warrants as well as the share price of the common stock is subject to adjustment through June 2007, on the same terms as the June 2005 private placement. Due to the private offering entered into in July 2006 (see below), the Company issued an additional 145,497 shares of common stock to the June investor and adjusted the June 2006 Warrants’ exercise price to $.083 per share pursuant to anti dilution provisions contained in the June 2006 securities purchase agreement.

In July 2006, the Company entered into securities purchase agreements with two accredited investors in a private placement with each investor.  In connection with the private placements, the Company sold an aggregate of 1,170,592 shares of common stock, at $.083 and $.088 per share, and warrants (the “July 2006 Warrants”) to purchase up to 1,170,592 shares of common stock, for an aggregate of $100,000.

The July 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the July 2006 Warrants as well as the share price of the common stock is subject to adjustment through July 2007, on the same terms as the June 2005 private placement.

In July 2006, the $100,000 convertible note was converted into equity at a share price of $.088.  The Company issued the investor 1,136,364 shares of common stock at a share price of $.088 and warrants to purchase up to 1,136,364 shares of common stock at an exercise price of $.20 per share.

In August 2006, the Company entered into an agreement with certain investors (the "Holder"), whereby the Company sold a Convertible Debenture (the "Convertible Note" or the “Note”) in the principal amount of $700,000.  In September 2006, the company sold additional Convertible Notes in the aggregate amounts of $817,750 under the same terms as the initial issue.  The Holder was issued warrants for 15,000,000 shares in August, and 2,512,500 warrants in September at an exercise price of $0.10.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In October 2006, we entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 568,182 shares of common stock, at $.088 per share, and warrants (the “October 2006 Warrants”) to purchase up to 568,182 shares of common stock, for an aggregate of $50,000.

The October 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the October 2006 Warrants as well as the share price of the common stock is subject to adjustment through October 2007, under the same terms as the June 2005 private placement.

In November 2006, the Company entered into an agreement to the financing agreement of August 8, 2006 as amended on September 30, with the initial Investors and two additional accredited investors.  Under the terms of the agreement, the additional investors purchased convertible notes in the aggregate amount of $500,000 under the same terms as the initial Investors.  The additional investors were each issued a warrant to purchase 2,884,615 shares of common stock at an exercise price of $.10.  The initial Investors are no longer obligated to fund any additional amounts pursuant to the original August 2006 financing agreement.  The Company had until November 17, 2006 to file a registration statement. The Company did not file a registration statement and is in default of this agreement.  As of April 13, 2007, the Company has incurred a cash penalty of $121,065.

The warrants and common stock issuable upon exercise of the warrants have not been registered under the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

In November 2006, the Company entered into securities purchase agreements with several accredited  investors in a private placement.  In connection with the private placement, we sold an aggregate of 1,420,455 shares of common stock, at $.088 per share, and warrants (the “November 2006 Warrants”) to purchase up to 1,420,455 shares of common stock, for an aggregate of $125,000.

The November 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the November 2006 Warrants as well as the share price of the common stock is subject to adjustment through November 2007 under the same terms as the June 2005 private placement.

In December 2006, we entered into a securities purchase agreement with an accredited investor in a private placement.  In connection with the private placement, we sold an aggregate of 284,091 shares of common stock, at $.088 per share, and warrants (the “December 2006 Warrants”) to purchase up to 284,091 shares of common stock, for an aggregate of $25,000.

The December 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the December 2006 Warrants as well as the share price of the common stock is subject to adjustment through December 2007 under the same terms as the June 2005 private placement.

In February 2007, the Company entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, the Company sold an aggregate of 3,846,154 shares of common stock, at a share price of $.104 per share and warrants (the “February 2007 Warrants”) to purchase up to 3,846,154 shares of common stock, for an aggregate subscription amount of $400,000. In a subsequent February 2007 private placement, we sold an aggregate of 5,681,818 shares of common stock at a share price of $.088 and warrants (the “February 2007 Warrants”) to purchase up to 11,363,636 shares of common stock, for an aggregate subscription receivable of $500,000.  All shares have been recorded as issued.  As of March 23, 2007, $252,500 of the $400,000 and $150,000 of the $500,000 subscription receivables have been received.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2007 Warrants as well as the share price of the common stock is subject to adjustment through February 2008 under the same terms as the June 2005 private placement. Due to the subsequent February private offering entered into at a share price of $.088, the Company issued an additional 699,301 shares of common stock and adjusted the February 2007 Warrants’ exercise price to $.088 per share pursuant to anti-dilution provisions contained in the February 2007 securities purchase agreement.

The warrants issued in connection with this private offering are considered Tainted Warrants as discussed in note F.  The valuation and the valuation method of these warrants are also discussed in note F.

Note R – Commitments

The President/CEO resigned on June 10, 2005 and entered into a consulting agreement   which provides for a monthly consulting fee of $16,250 and reimbursement of expenses as may be agreed upon for specific projects.  The agreement also contains covenants (a) restricting the  President/CEO from competing with the Company or soliciting our customers or employees during the term of his agreement and one year thereafter, and (b) prohibiting him from disclosure of confidential information regarding the Company.  The President/CEO agreed to forego deferred salary owed to him and we agreed to forgive loans and advances made to him. The President/CEO’s employment agreement was terminated and the President/CEO was not entitled to receive any of the severance payments mentioned in the agreement.  The Company incurred a net expense of $132,625 in June 2005 in connection with the resignation and consulting agreement.  Effective September 9, 2005, the President/CEO rejoined the board of directors. Effective May 17, 2006, the  President/CEO resumed his position as CEO and terminated the consulting agreement.

Note S – Litigation

Upon his termination from employment with the Company, a former CEO asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979.  The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability is marked to fair value at each reporting date until the warrant is exercised. On December 31, 2006, the warrant was valued at $13,986. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company has not recorded registration rights damages since the Company determined it not to be material.  As of December 31, 2006, the Company has paid the $100,000 as per the terms of the settlement agreement.

On August 23, 2005, First Providence Financial Group, LLC (“First Providence”) filed a Demand for Arbitration against the Company with the American Arbitration Association.  The demand alleged that the Company breached a January 2000 placement agency agreement with First Providence.  The demand sought $5 million in damages, plus fees and costs.  The demand alleged that First Providence had a right of first refusal and that the Company disregarded it. The Company believed that First Providence was not then in business, incapable of performing and failed to do so when requested to perform.  The Company reached a settlement agreement with First Providence on January 31, 2006.  The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The shares valued at $140,000 were accrued in December 2005 and issued in 2006. First Providence withdrew the arbitration request.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005.  The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost.  The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc.  We filed a cross complaint asserting claims for breach of contract, restitution of money and declaratory relief. We also sought recovery of $43,700 for the value of equipment not returned to us by Code Ventures. On September 13, 2006, the parties participated in mediation.  As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff’s two post -settlement motions, for attorneys’ fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys’ fees and costs.  All payments have been made.  The plaintiff was required to file an Acknowledgement of Satisfaction of Judgment in Full with the court and the matter will be concluded.  The Court dismissed the lawsuit on December 4, 2006 without prejudice.

Note T – Significant Customers

For the year ended December 31, 2006 one customer accounted for 62.6% of net sales and 27.5% of accounts receivable. Another customer accounted for 71.2% of accounts receivable.  For the year ended December 31, 2005, two customers accounted for 85.0% and 13.0% of net sales respectively.

Note U – Inventory Purchase

On September 29, 2006, the Company purchased movie and music media at a purchase price of $625,000 and movie and television show masters at a purchase price of $50,000.  The masters were classified as other assets. Under the terms of the agreement, the Company was contractually obligated to sell a portion of this inventory with a cost of $273,000 to a stipulated third party by September 30, 2006.   The third party is obligated to return any unsold inventory by December 31, 2006 to the Company for destruction. The Company sold approximately $238,000 worth of this inventory and was granted an extension to sell $35,423 worth of this inventory by February 28, 2007.  The Company set up a reserve of $35,423 against this unsold inventory in the event that the inventory is not sold by the February 2007 deadline. The Company subsequently sold this inventory in February 2007.

In April 2007, the Company sold inventory purchased in this sale with a cost of $331,000 for $16,560. As a result,  the Company has set up a reserve against this inventory as of December 31, 2006 for approximately $314,440.

Note V– Stock Forfeiture

In July 2006, an officer of the Company forfeited 80,000 shares of common stock issued upon conversion of accrued salary in July 2004.  The accrued salary of $100,000 was also forgiven by the officer.

Note W- Deferred Financing and Deferred Lease Costs

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000.  As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings.  The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions: 50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%.  The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004.  The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007. The unamortized balance of the deferred lease cost as of December 31, 2006 is $19,489.  In November 30, 2005, the balance of this letter of credit was reduced to $750,462.  We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In connection with convertible notes issued in August, September and November 2006 (see Note F), the Company incurred legal and finder’s fees totaling $388,083 (of which $180,583 is the value of a warrant issued to the finder) associated with these notes.  These fees are treated as deferred financing costs and are being amortized over the term of the convertible notes.  Of these fees, $39,208 has been expensed as of December 31, 2006.

Note X – Subsequent Event

In March 2007, a shareholder lent the company $175,000 to use as working capital until the Company collected its outstanding subscription receivables.  The $175,000 plus interest calculated at a rate of 10% per annum will be returned to the shareholder upon the collection of its outstanding subscription receivables.

GREENBERG TRAURIG, LLP
MetLife Building
200 Park Avenue
New York, New York 10166

Spencer G.  Feldman
212-801-9221

March 29, 2007

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:

Protocall Technologies Incorporated -- Annual Report on Form 10-KSB
for the Fiscal Year ended December 31, 2006

Dear Sirs:

On behalf of Protocall Technologies Incorporated, a Nevada corporation (the “Company”), we hereby submit in electronic format for filing with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and Rule 101(a) (1) (iii) of Regulation S-T, one copy of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The financial statements in the Annual Report do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

Please address any comments or questions that you may have concerning the Form 10-KSB to Bruce Newman, the Company’s Chief Executive Officer, or to me.

Very truly yours,

/s/ Spencer G. Feldman

Spencer G. Feldman

Encls.

cc:

Mr. Bruce Newman

Eisner, LLP