Form 10QSB
period 2007-03-31
PROTOCALL TECHNOLOGIES INC
filed 2007-05-21
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2007

Commission File Number: 333-_________

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

As of May 15, 2007, there were 76,370,651 shares of Common Stock issued and 76,290,651 outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheet

Part I – Financial Information

Item 1 – Financial Statements

		December 31, 2006
	March 31, 2007	(Derived from Audited
ASSETS	(Unaudited)	Financial Statements)
Current assets:
Cash	$59,483	$28,858
Accounts receivable, net	75,985	243,038
Inventory	39,615	44,955
Total current assets	175,083	316,851
Property and equipment, net	75,759	96,240
Patents, net	22,591	23,199
Deferred financing costs, net	316,535	348,875
Deferred lease costs		19,489
Security deposits	20,825	20,825
Other assets	50,000	50,000
TOTAL ASSETS	$660,793	$875,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$794,857	$851,951
Accrued expenses	747,481	550,953
Payroll taxes payable	89,796	69,106
Deferred revenue	16,250	17,500
Loan payable - related party	248,986	71,273
Accrued salaries - officers/stockholders	317,634	317,634
Loan payable	50,469	52,202
Other notes payable, including accrued interest of $ 7,512 and $8,251 at December 31, 2006 and March 31, 2007 respectively	158,033	157,294
Notes payable - related party, including accrued interest of $40,483 and $44,629 at December 31, 2006 and March 31, 2007 respectively	459,194	455,048
Current portion of obligations under capital leases	287,014	276,412
Total current liabilities	3,169,714	2,819,373
Loans payable, less current portion	50,839	54,304
Obligations under capital leases, less current portion	210,853	277,865
Financial instrument liability	7,070,143	4,717,544
Convertible notes payable, including accrued interest of $31,783 net of discount of $1,698,474 at December 31, 2006 and accrued interest of $62,050, net of discount of $1,593,594 at March 31, 2007	486,997	351,059
Total liabilities	10,988,546	8,220,145
Commitments and contingencies (Note H)
Stockholders' deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 and 76,370,651 issued and 71,319,060 and 76, 290,651 outstanding at December 31, 2006 and March 31, 2007 respectively	76,370	71,398
Treasury stock, 80,000 shares, at cost	(80)	(80)
Additional paid-in capital	36,411,347	36,689,593
Accumulated deficit	(46,815,390)	(44,105,577)
Total stockholders' deficit	(10,327,753)	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$660,793	$875,479

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Net sales	$257,356	$194,610
Cost of sales	212,804	149,320
Gross profit	44,552	45,290
Selling, general and administrative expenses	1,071,888	1,034,155
Research and development expenses	52,376	24,597
Operating loss	(1,079,712)	(1,013,462)
Interest expense	(206,187)	(42,750)
Change in fair value of financial instrument liability	(1,428,114)	-
Other income	4,200	4,200
Net loss	$(2,709,813)	$(1,052,012)
Per share data-basic and diluted:
Net loss	$(.04)	$(.02)
Weighted average number of shares-basic and diluted	73,915,335	50,510,623

Protocall Technologies Incorporated and Subsidiaries

Consolidated Statements of Stockholders' Deficiency

	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance 12/31/06	71,399,060	$71,398	(80,000)	($80)	$36,689,593	($44,105,577)	($7,344,666)
Common shares issued in private placements- net of costs	4,468,969	4,469			395,282		399,751
Common shares issued due to anti dilution provisions	502,622	503			(503)
Warrants issued in private placement					(924,485)		(924,485)
Stock based compensation expense					251,460		251,460
Net Loss						(2,709,813)	(2,709,813)
Balance 3/31/07 (unaudited)	76,370,651	$76,370	(80,000)	($80)	$36,411,347	($46,815,390)	($10,327,753)

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from operations	$(2,709,813)	$(1,052,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,089	166,066
Investor services expense	791	68,077
Warrants issued for settlement and subsequent change in fair value	-	49,977
Conversion of accrued salary to note payable	-	75,906
Change in value of derivative financial instrument	1,428,114	-
Equity compensation cost	251,460	170,399
Amortization of deferred financing costs	32,340	-
Amortization of deferred lease costs	19,489	19,479
Amortization of note discounts	104,880	-
Changes in:
Accounts receivable	167,053	3,052
Inventory	5,341	4,796
Prepaid expenses and other current assets	-	20,512
Accounts payable	(57,095)	(43,939)
Accrued expenses	196,528	(22,904)
Payroll taxes payable	20,690	-
Accrued salaries	-	(76,669)
Deferred revenue	(1,250)	-
Accrued interest on notes payable	35,152	4,939
Net cash used in operating activities	(485,231)	(612,321)
Cash flows from financing activities:
Proceeds from issuance of common stock	399,751	345,000
Proceeds from loan payable related party	190,913	-
Repayment of loan payable	(5,198)	(1,825)
Repayment of loan payable - related party	(13,200)	-
Repayment of capitalized lease obligations	(56,410)	(57,061)
Net cash provided by financing activities	515,856	286,114
Net increase/( decrease) in cash	30,625	(326,207)
Cash - beginning of period	28,858	402,221
Cash - end of period	$59,483	$76,014
Supplemental cash flow information:
Cash paid for:
Interest	$12,651	$15,804
Income taxes	$-	$791
Non cash transactions:
Stock issued for services	$-	$68,077
Stock issued for settlement	$-	$140,000
Warrants issued for finders fee	$154,081	$-
Warrants issued with common stock	$770,404	$-
Stock issued for anti-dilution provisions	$503	$-

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Note A – Summary of Significant Accounting Policies and Related Matters

[1]

Description of business:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated (“PTI”) and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD"), TitleMatch Entertainment Group, Inc. (“TMEG”) and Precision Type, Inc. (“PRT”) (collectively, the "Company").  The Company has recently focused all of its time and resources on its TMEG DVD on-demand service.

PSD was founded in 1998 to develop and commercialize a proprietary service that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. The service is designed to complement physical inventory and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers.  The Company markets its service to major store and online retailers.  The Company signs license agreements with owners of software products, movies and television content, allowing the Company to resell the products to one or more of the Company’s retail customers.

Although the service is currently utilized for delivery of software products, the Company is vigorously pursuing an expansion of available products to include DVD movie and television content. The Company’s management believes its core on-demand technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, the Company recently announced its new ‘TitleMatch’ system name, which was selected to reflect the inclusion of products other than consumer software.

[2]

Going concern:

The Company incurred net losses for the three months ended March 31, 2007 and 2006 of $(2,709,813) and $(1,052,012), respectively, and has an accumulated deficit of $(46,815,390) at March 31, 2007.

Through March 31, 2007, the Company has been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations. Our agreements with our suppliers provide for specific payment terms and, as of March 31, 2007, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

As of May 17, 2007, the Company had a cash balance of approximately $13,300. Management believes the Company does not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future. The Company is attempting to obtain additional financing from an existing shareholder. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by the Company.

In the event that sufficient short-term or long-term financing is not obtained, in order to enable the company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to forgo compensation and to cause the Company to increasingly reduce its operating expenditures by, among other actions, making further personnel reductions.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company’s ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

[3]

Revenue recognition:

The Company recognizes revenue from retailers’ sales of product through the System and through Internet retailers, upon shipment to the retail customer or consumer.

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

In accordance with Emerging Issue Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, we recognize revenue from Internet sales through our TitleMatch subsidiary on a gross basis. Strong indicators are present indicating that we are the principal in our Internet sale transactions.  Those indicators are as follows: we are the primary obligor in all transactions, we have latitude in establishing pricing, we are subject to risk of loss when the item is transferred to the freight carrier, title is transferred to us at the time the order is placed with our third party vendor and we are at risk for the billing to our customer.  Revenue from these sales is recognized when the product is shipped to the customer.

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

[5]

Accounting for stock options:

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”),  SFAS 123R “Share Based Payment” (“SFAS 123R”), effective January 1, 2006, using the modified prospective transition method.  Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants.  Accordingly, periods prior to adoption have not been restated.  The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards.  That cost is recognized as compensation expense over the service period, which would normally be the one to three year vesting period of the options. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  Prior to the adoption of SFAS 123R , the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.

[6]

Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Three Months Ended March 31,
	2007	2006
Stock options	19,715,993	5,366,585
Warrants (1)	55,605,443	11,186,486
Convertible notes	17,600,000	644,263
Total dilutive shares	92,921,436	17,197,334
(1) As of December 31, 2006, 48,187,225 warrants had been issued.

[7]

Inventory

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market. DVD and CD media purchased in the inventory purchase of September 2006 are valued at the lower of cost or market.

[8]

Fair value of financial instruments

The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values in the condensed consolidated financial statements because of the short-term maturity of these instruments.  The carrying value of notes payable to banks approximates fair value since those instruments carry prime-based interest rates that are adjusted for market rate fluctuations.  The fair values of notes and loans payable to related parties and other notes and loans payable are not reasonably determinable.

The Company evaluates its convertible debt, options, warrants or other contracts to  determine  if those contracts  or embedded  components  of those  contracts qualify  as  derivatives  to be  separately  accounted for under  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”) and related interpretations including EITF 00-19 "Accounting  for Derivative  Financial  Instruments  Indexed to, and Potentially Settled in, a Company's Own Stock" (“EITF 00-19”).  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each reporting date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

[9]

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective January 1, 2007, and its adoption did not have a material effect on our consolidated financial position, results of operations and cash flows. The statute of limitations is still open with respect to federal and state jurisdictions for tax years 2003-2006. The Company is in the process of determining if there are any section 382 limitations to be applied to the net operating loss carryforwards. If it is determined that such limitations are applicable, the Company’s deferred tax assets and related valuation allowance will be reduced.  The Company has provided for a 100% valuation allowance against its deferred tax asset.

[10]

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

Note B – Derivative Liabilities and Convertible Notes Payable

The Company sold Convertible notes in August 2006, September 2006 and November 2006, at a total face value of $2,017,750. The notes are reflected in the condensed consolidated financial statements net of discounts of $1,698,474 and $1,593,594 at December 31, 2006 and March 31, 2007 respectively. The noteholders were also issued warrants to purchase an aggregate of 23,281,730 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $1,428,955 at March 31, 2007.

Due to the floorless conversion feature of the Convertible Notes, the Company cannot necessarily share settle the existing debt or any outstanding warrants/options.  This is due to the fact that the Company may not have sufficient authorized and un-issued shares available to settle these obligations.  Therefore, all existing outstanding warrants as of August 8, 2006 and all warrants issued thereafter, are “tainted” and have been treated as derivative liabilities under SFAS 133 and EITF 00-19.

The derivative financial instrument in connection with the Convertible Notes have been accounted for in accordance with SFAS 133. These derivative financial instruments are recorded as liabilities in the condensed consolidated balance sheets and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the statement of operations. The recorded value of these debt features may fluctuate  based on fluctuations in the fair value of the Company’s common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.  These  fluctuations can create significant impact on the financial statements of the Company.

The Convertible Notes described above contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Notes, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of the value at inception. The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Convertible Notes. At March 31, 2007, $212,532 has been amortized with an unamortized discount balance remaining of $1,593,594.

The warrants outstanding as of March 31, 2007 not associated with the convertible notes described above (referred to as “Tainted Warrants”) in aggregate allow the Holders to purchase 30,572,463 shares with various expirations dates ending December 31, 2010 (3 and 5 year terms).  The Tainted Warrants were valued at $2,891,261 at March 31, 2007 using a Black Scholes valuation model with the following assumptions:  volatility of 220%, risk free rates between 4.54 – 5.09% and a remaining term ranging from .31-6.50 years.

The following table summarizes the change in the value of the convertible notes and all outstanding warrants at March 31, 2007:

Value of Financial Instrument Liability at 12/31/06	$4,717,544
Value of warrants issued during the three months ended 3/31/07	924,485
Change in value	1,428,114
Value at 3/31/07	$7,070,143

The mark to market change in the value of the Convertible Note Warrants is $662,456.  The mark to market change in the Compound Embedded Derivatives is $280,498 and the mark to market change in the value of the Tainted Warrants is $485,160.

The Company incurred legal and finder’s fees totaling $388,083 (of which $180,583 is the value at issuance of a warrant issued to the finder to purchase 1,751,250 shares of common stock at an exercise price of $.10 per share) associated with these Convertible Notes. These fees are treated as deferred financing costs and are being amortized over the term of the Convertible Notes.  As of March 31, 2007, $71,548 has been amortized.

Note C – 2007 Private Offerings:

In February 2007, the Company entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, the Company sold an aggregate of 2,764,423 shares of common stock, at a share price of $.104 per share and warrants (the “February 2007 Warrants”) to purchase up to 2,764,423 shares of common stock, for an aggregate subscription amount of $287,500. Additionally, in February 2007 the Company had another private placement and sold an aggregate of 1,704,545 shares of common stock at a share price of $.088 and warrants (the “February 2007 Warrants”) to purchase up to 3,409,091 shares of common stock, for an aggregate subscription  of $150,000.

The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.   The exercise price of the February 2007 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2008 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2007 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance.  The adjustment in the share price would result in the issuance of additional shares of common stock to the holders. Due to the subsequent February private offering entered into at a share price of $.088, the Company issued an additional 502,622 shares of common stock and adjusted the February 2007 Warrants’ exercise price to $.088 per share pursuant to anti-dilution provisions contained in the February 2007 securities purchase agreement.

Warrants to purchase 1,234,704 shares of common stock were also issued to a finder in connection with the February 2007 private placement under the same terms as those provided to the investors. All warrants issued in connection with the February 2007 private offering are considered Tainted Warrants as discussed in Note B.

The warrants issued to the finder and those issued to the  investors were valued at $154,081 and $770,404 respectively at issuance using a Black Scholes valuation model with the following assumptions: volatility of 220%,  risk free rate of 4.54% and a term of three years.

Note D – Consulting Agreement

On January 3, 2007, the Company issued a third party consultant a four year warrant to purchase 10,000 shares of common stock at an exercise price of $.19 per share.  The fair value of the warrant at issuance was $791. The warrant was valued using a Black Scholes method with the following assumptions:  220% volatility, 4.54% risk free rate and term of 4 years.  This charge was recorded as an investor relations expense in selling, general and administrative expense on the consolidated statement of operations. Due to the warrants discussed in Note B, the warrants are considered a derivative liability.

Note E – Loan Payable – Related Party

Loans payable – related party consist of the following:

December 31, 2006
Loan payable (1)	$ 7,927
Balance due on consulting agreement (2)	9,733
Bridge loan payable (3)	175,000
Credit card payable (4)	56,326
$ 248,986

(1) Non interest bearing demand loan payable to officer.
(2) Balance due to Bruce Newman, CEO, in connection with resignation/consulting agreement of 2005, payable monthly with final payment due in April 2007.

(3)

In March 2007, a shareholder lent the company $175,000 to use as working capital until the Company collected its outstanding subscription receivables. The $175,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon the collection of its outstanding subscription receivables. As of March 31, 2007, interest totaling $1,007 has been accrued and was included in accrued expenses on the consolidated balance sheet.

(4) Represents purchases made by the Company on an officer’s personal credit card.

Note F – Stock Option Plans

On March 24, 2000, the Company adopted a stock plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the “2000 Plan”).  The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant.  Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee").  Outstanding options must generally be exercised within ten years from the date of grant.  The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee.  In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant.  Through March 31, 2007, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company’s 2005 annual meeting of stockholders.  In November 2004, the Board of Directors increased the number of shares available under the Plan to 2,000,000 and, in March 2005, the Board of Directors authorized a further increase to 4,500,000 shares. In August 2006, holders of approximately 63% of our common stock voted to increase the stock option pool of the 2004 Plan to 19,000,000. As of March 31, 2007, options to purchase 17,640,342 shares of common stock are outstanding pursuant to the 2004 Plan including 5,610,000 options to directors, with exercise prices ranging between $.10 and $1.35 per share.  Non-employee director options vest monthly or quarterly over a one-year period and are exercisable over either five or ten year periods.  Most employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods.  Stock options granted pursuant to the 2004 Plan were ratified during the Company’s annual stockholder meeting held on May 18, 2005.  Since the Company’s stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings.

Option transactions as of March 31, 2007 are summarized as follows:

	2000 Plan
		Weighted
		Average
		Exercise
	# Shares	Price
Outstanding at beginning of period	2,075,651	$1.70
Granted	-	$-
Exercised	-	$-
Forfeited		$-
Outstanding at end of period	2,075,651	$1.70
Exercisable at end of period	2,075,651	$1.70

	2004 Plan
		Weighted
		Average
		Exercise
	# Shares	Price
Outstanding at beginning of period	18,390,342	$0.22
Granted	-	$-
Exercised	-	$-
Forfeited	(750,000)	$0.20
Outstanding at end of period	17,640,342	$.24
Exercisable at end of period	8,802,506	$.32

The following summarizes information about non-vested stock options at March 31, 2007:

	# of Shares	Weighted Average Exercise Price	Weighted Remaining Life in Years
Non vested at 12/31/06	11,125,756	$0.16	9.85
Granted
Vested	(1,787,921)	0.15	9.64
Forfeited	(500,000)	0.20	9.68
Non vested at 3/31/07	8,837,835	0.16	9.62

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

Three Months Ended March 31, 2006
Risk-free interest rate	4.52%
Expected life of options	5 years
Expected dividend yield	0.00%
Expected volatility	168.23%
Weighted average fair value	$.10

The Company did not issue any additional stock options during the three months ended March 31, 2007. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

Stock based compensation expense recognized in the consolidated statement of operations for the three months  ended March  31, 2007 was $251,460, $195,681 of which relates to employee compensation, $5,135 is for options issued to consultants and $50,644 is for options issued to directors.  All of these expenses are recorded in selling general and administrative expense. The unrecognized compensation cost of $1,019,656 for non-vested options at March 31, 2007 will be recorded over the remaining 1.1 years. As of March 31, 2007, there was no intrinsic value associated with the Company’s outstanding and exercisable stock options.

Note G – Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  The implementation of FIN 48 did not result in any adjustment to the Company’s tax positions.  The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.  As of January 1, 2007 and March 31, 2007, the Company did not have any unrecognized tax benefits.

Note H-Commitments and Contingencies

As of March 31, 2007, the Company was in arrears $14,541 in March 2007 payroll taxes which were subsequently paid in May 2007.  Additionally, the Company is in arrears $56,120 in April 2007 and May 2007 payroll taxes.

Upon the termination of employment of one of the officers of the company in October 2005, $75,907 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year. Interest is payable monthly. All interest owed as of March 31, 2007 has been paid. The principal of the note is payable in four equal quarterly installments beginning January 2007. As of May 15, 2007,  no portion of the principal amount has been paid and, as a result, the note is currently in default although the Company continues to make monthly interest payments. Provisions in the note state that upon default, the entire principal amount plus any accrued interest become immediately due and payable by the Company. The Company will seek to renegotiate the note sometime in 2007.

Note I-Subsequent Events

In May 2007, the Company collected $262,500 in additional subscriptions from the February 2007 private placement (See Note C).  The Company issued an additional  2,982,955 shares of common stock at a share price of $.088 and warrants to purchase 5,823,864 shares of common stock at an exercise price of $.20 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 1,164,773 shares of common stock at an exercise price of $.20 under the same terms as the investors.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Unless the context otherwise requires, “we,” “our”, “us” and similar phrases refer to Protocall Technologies Incorporated together with is wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc., TitleMatch Entertainment Group, Inc. and Precision Type, Inc.

Overview

Protocall Technologies Incorporated was formed in New York in December 1992.  Until 1998, Protocall was focused primarily on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall's font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current software distribution business (SoftwareToGo); however, revenues from the font software business continued through June 2004. For much of 2006 and 2007, we have focused on supporting our current SoftwareToGo service, pursuing new customers and publishers and developing our new TitleMatch DVD on-demand service.

Our system is currently utilized for delivery of software products under the product name “SoftwareToGo®;” however, we are vigorously pursuing an expansion of available products to include DVD movie and television content. We believe our technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, we recently announced our new ‘TitleMatch’ system name, which was selected to reflect the inclusion of products other than consumer software.

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

We do not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future.  We expect to seek additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us.  The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result, our independent auditors have issued a going concern opinion for the year ended December 31, 2006.

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

•

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

Risk related to our common stock:

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

On October 22, 2005 14,551,268 shares of our common stock held under “lock-up” agreements became eligible for sale and their sale or potential sale may depress the market price of our common stock. As shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price.  We could also register further shares in connection with future financings.  As of March 31, 2007, there were an additional 19,715,993 shares of our common stock issuable upon exercise of outstanding stock options and an additional 55,605,443 shares of our common stock issuable upon exercise of outstanding warrants.  Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control 65.5% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 10.2% and another significant stockholder controls approximately 37.5%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Risks related to our current financing arrangement:

There are a large number of shares underlying our convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of May 15, 2007, we had 76,370,651 shares of common stock issued and  76,290,651 shares of common stock outstanding, and convertible notes outstanding that may be converted into an estimated 17,600,000 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines.  All of the shares, including all of the shares issuable upon conversion of the notes, may be sold without restriction once the registration statement recently filed becomes effective. The sale of these shares may adversely affect the market price of our common stock.

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

Pursuant to the Securities Purchase Agreement dated August 8, 2006 as amended, we had until November 17, 2006 to file a registration statement.  Since we did not file a registration statement until February 12, 2007, we are currently in breach of that requirement. As of May 15, 2007, we have incurred a cash penalty of $121,065 due to the late filing.  This penalty may also be paid via issuance of common stock which could result in substantial dilution.

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

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible notes.  Accordingly, we have allocated and are registering 17,600,000 shares to cover the conversion of the convertible notes.  In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible notes and are registering hereunder may not be adequate.  If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of that registration statement.  We are required to maintain the effectiveness of this registration statement until the earliest of (i) the date of which all of the registrable securities have been sold and (ii) the date on which the registrable securities may be immediately sold to the public without registration or restriction.

We have agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) file a shelf registration statement with respect to the resale of shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the initial closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC as soon as practicable after the initial filing, and in any event no later than 120 days after the final closing date, (iii) promptly respond to any and all comments received from the SEC, (iv) promptly file an acceleration request as soon as practicable following the resolution or clearance of all SEC comments, (v) promptly file with the SEC a final prospectus pursuant to SEC Rule 424(b) as soon as practicable following the effective date of the registration statement; and (vi) keep the shelf registration statement effective until the earlier of (x)  the date on which all of the registrable securities have been sold and (y) the date on which the registrable securities may be immediately sold to the public without registration or restriction.  If we are unable to comply with any of the above covenants, we will be required to issue the investors additional shares of our common stock in an amount of .02% of the number of shares sold to the investors for the first 30-day period in which we fail to comply with any of the above covenants, with additional shares being issued at a rate of .02% of the number of shares sold for each week in which we fail to comply.  In no event, however, will such additional shares exceed 6.0% of the number of shares issued to the investors.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net Loss from  Operations.  We had net losses from  operations of $(2,709,813) and $(1,052,012) for the three months ended March 31, 2007 and 2006, respectively.  During these periods, operations were financed through various equity and debt private financing transactions.

Net Sales.  Net sales for the three months ended March 31, 2007 increased $62,746, or 32.24%, to $257,356 compared to $194,610 for the three months ended March 31, 2006.  This increase is principally due to increased sales to TigerDirect.com and sales from our new TitleMatch division.

Gross Profit.  Gross profit for the three months ended March 31, 2007 was $44,552, or 17.3% of net sales, as compared to $45,290, or 23.3% of net sales, for the comparable period ended March 31, 2006 due to a change in our product mix.

Research and Development Expenses.  Research and development expense, or R&D, increased $27,779 or 112.94%, from $24,597 to $52,376, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, respectively. The increase in R&D from 2006 was primarily due to the ongoing development of the TitleMatch system in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $37,733, or 3.6%, to $1,071,888 for the three months ended March 31, 2007 from $1,034,155 for the three months ended March 31, 2006.

Employee compensation increased $215,929, or 76.19%, to $499,321 from $283,392 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, respectively, due to a FAS 123R equity compensation charge of $195,681 for the first quarter of 2007 as compared to a charge of $55,092 for the three months ended March 31, 2006 as well as an increase in personnel in the last quarter of 2006.

Depreciation and amortization expense decreased $144,977 in 2007, or 87.3%, to $21,089 from $166,066 for the three months ended March 31, 2007 as compared to the three months ended March 31 2006 due primarily to equipment being fully depreciated in 2006.  Consulting expenses increased  $8,885 in 2007, or 10.9%, to $90,704 from $81,819 in 2006.  Marketing expenses decreased $18,239 in 2007, or 63.5%, to $46,957 from $28,718 in 2006, due to an effort to reduce costs in 2007.  Professional fees decreased $6,672 in 2007, or 23.14%, to $22,165 from $28,837 in 2006. Investor Relations decreased $92,188 in 2007, or 90.3% from $102,139 for the three months ended March 31,2006 to $9,951 for the three months ended March 31, 2007 due primarily to a charge of $68,077 for stock issued a third party IR firm in 2006 and an effort to reduce costs. Accounting expense increased $108,750 or 332.57% to $141,450 from $32,700 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to additional audit fees incurred for the audit of the 2006 financial statements and review of the registration statement submitted in 2007.

Interest and Finance Charges.  Interest and finance expenses combined increased by $163,437, or 382.3%, to $206,187 from $42,750 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due primarily to the amortization of deferred financing costs associated with convertible notes issued in August, September and November 2006.

Change in Fair Value of Financial Instrument Liability.  The net change in the fair value of derivatives increased $1,428,114 for the three months ended March 31, 2007, or 100% as compared to none for the three months ended March 31, 2006, due to the valuation of convertible notes issued in August, September and November 2006.

Liquidity and Capital Resources

At March 31, 2007 we had a working capital deficit of $(2,994,631).  At March 31, 2007, we had an accumulated deficit in the amount of $(46,815,390). The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.  As of May 17, 2007, we had a cash balance of approximately $13,300.

 In May 2007, we collected $262,500 in additional subscriptions from the February 2007 private placement (See Note C).  We issued an additional  2,982,955 shares of common stock at a share price of $.088 and warrants to purchase 5,823,864 shares of common stock at an exercise price of $.20 under the same terms as the February 2007 private placement.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005.  The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost.  The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in PSD.  We filed a cross complaint asserting claims for breach of contract, restitution of money and declaratory relief. We also sought recovery of $43,700 for the value of equipment not returned to us by Code Ventures. On September 13, 2006, the parties participated in mediation.  As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff’s two post-settlement motions, for attorneys’ fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys’ fees and costs.  All payments have been made through March 31, 2007.  The plaintiff was required to file an Acknowledgement of Satisfaction of Judgment in Full with the court and the matter will be concluded.

Item 2 – Recent Sales of Unregistered Securities

In February 2007, we entered into a securities purchase agreement with accredited investors in a private placement.  In connection with the private placement, we sold an aggregate of 2,764,423 shares of common stock, at a share price of $.104 per share and warrants (the “February 2007 Warrants”) to purchase up to 2,764,423 shares of common stock, for an aggregate subscription amount of $287,500. In a subsequent private placement, we sold an aggregate of 1,704,545 shares of common stock at a share price of $.088 and warrants (the “February 2007 Warrants”) to purchase up to 3,409,091 shares of common stock, for an aggregate subscription amount of $150,000.

The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date.  The exercise price of the February 2007 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement, is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2008 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2007 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. Due to the subsequent February private offering entered into at a share price of $.088, the Company issued an additional 502,622 shares of common stock and adjusted the February 2007 Warrants’ exercise price to $.088 per share pursuant to anti-dilution provisions contained in the February 2007 securities purchase agreement.

Item 3 – Default Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports On Form 8-K

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.
32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

For the three months ended March 31, 2007;

1.

We filed a Current Report on Form 8-K on January 31, 2007 regarding year end results of operations.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOCALL TECHNOLOGIES INCORPORATED

Date:	By: /s/ Bruce Newman
Bruce Newman
Chief Executive Officer
Principal Executive, Financial Officer and Principal Accounting Officer