Form 10QSB
period 2007-06-30
PROTOCALL TECHNOLOGIES INC
filed 2007-08-20
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2007

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

As of August 10, 2007, there were 90,626,520 shares of Common Stock issued and 90,466,520 outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [ X ]

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheet

Part I – Financial Information

Item 1 – Financial Statements

	June 30, 2007	December 31, 2006
	(Unaudited)	(Derived from
		Audited Financial
ASSETS		Statements)
Current assets:
Cash	$66,506	$28,858
Accounts receivable, net	85,157	243,038
Inventory	8,087	44,955
Total current assets	159,750	316,851
Property and equipment, net	55,278	96,240
Patents, net	21,983	23,199
Deferred financing costs, net	323,084	348,875
Deferred lease costs		19,489
Security deposits	20,825	20,825
Other assets	50,000	50,000
TOTAL ASSETS	$630,920	$875,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$955,150	$851,951
Accrued expenses	565,174	550,953
Payroll taxes payable	72,786	69,106
Deferred revenue	15,000	17,500
Loan payable - related party	242,777	71,273
Accrued salaries - officers/stockholders	317,634	317,634
Loan payable	50,469	52,202
Other notes payable, including accrued interest of $ 7,512 and $8,978 at December 31, 2006 and June 30, 2007 respectively	158,760	157,294
Notes payable - related party, including accrued interest of $40,483 and $48,706 at December 31, 2006 and June 30, 2007 respectively	463,272	455,048
Current portion of obligations under capital leases	434,995	276,412
Total current liabilities	3,276,017	2,819,373
Loans payable, less current portion	47,474	54,304
Obligations under capital leases, less current portion	-	277,865
Financial instrument liability	3,609,418	4,717,544
Convertible notes payable, including accrued interest of $31,783 net of discount of $1,698,474 at December 31, 2006 and accrued interest of $93,593, net of discount of $1,780,434 at June 30, 2007	779,909	351,059
Total liabilities	7,712,818	8,220,145
Commitments and contingencies (Note H)
Stockholders' deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 and 81,009,415 issued and 71,319,060 and 80,849,415 outstanding at December 31, 2006 and June 30, 2007 respectively	81,009	71,398
Treasury stock, 160,000 shares, at cost	(160)	(80)
Additional paid-in capital	36,119,970	36,689,593
Accumulated deficit	(43,282,717)	(44,105,577)
Total stockholders' deficit	(7,081,898)	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$630,920	$875,479

See notes to consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales	$530,452	$354,420	$273,096	$159,810
Cost of sales	434,130	304,831	221,327	155,510
Gross profit	96,322	49,589	51,769	4,300
Selling, general and administrative expenses	(1,921,675)	(1,731,406)	(849,787)	(697,251)
Research and development expenses	(151,141)	(48,643)	(98,765)	(24,046)
Operating loss	(1,976,494)	(1,730,460)	(896,783)	(716,997)
Interest expense, including amortization of
debt discount and beneficial conversion
feature of debt	(416,122)	(109,759)	(209,935)	(67,009)
Change in fair value of financial instrument liability	3,211,276	(5,682)	4,639,390	(5,682)
Loss on disposal of fixed assets		(19,562)		(19,562)
Other income	4,200	8,400	-	4,200
Net Income ( Loss)	$822,860	$(1,857,063)	$3,532,672	$(805,050)
Net Income (Loss)	$822,860	$(1,857,063)	$3,532,672	$(805,050)
Deemed dividend	(1,095,123)	-	(1,095,123)	-
Net Income (loss) available to common shareholders	$(272,263)	$(1,857,063)	$2,437,549	$(805,050)
Weighted average number of shares - basic	76,329,851	52,546,370	78,533,105	54,559,745
Weighted average number of shares - diluted	76,329,851	52,546,370	79,123,544	54,559,745
Earnings per share - basic	$(0.00)	$(0.04)	$0.03	$(0.01)
Earnings per share - diluted	$(0.00)	$(0.04)	$(0.01)	$(0.01)

See notes to consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Consolidated Statements of Stockholders' Deficiency

	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance 12/31/06	71,399,060	$71,398	(80,000)	(80)	$36,689,593	($44,105,577)	($7,344,666)
Common shares issued in private placements- net of costs	7,430,070	7,430			627,570		635,000
Warrants issued in private placement					(627,570)		(627,570)
Common shares issued due to anti dilution provisions	524,475	525			(525)
Stock based compensation expense					466,983		466,983
Common Shares issued consultant	225,000	225			20,025		20,250
Common Shares Issued for Convertible Notes	1,430,810	1,431			38,937		40,368
Stock Forfeiture			(80,000)	(80)	80
Deemed Dividend					(1,095,123)		(1,095,123)
Net Income						822,860	822,860
Balance 6/30/07 (unaudited)	81,009,415	$81,009	(160,000)	($160)	$36,119,970	($43,282,717)	($7,081,898)

See notes to consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

		Six months ended June 30,
		2007		2006
		(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net gain/(loss) from operations		$822,860		$(1,857,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		42,178		191,907
Loss on disposal of fixed assets				19,562
Value of warrant liability issued for services		64,962		116,539
Common stock issued for services		20,250
Financing expense related to warrant issuance				20,700
Change in value of warrant issued for settlement				18,096
Change in value of derivative financial instrument		(3,211,276)		5,682
Equity compensation cost		466,983		202,887
Amortization of deferred financing costs		65,791		64,583
Amortization of deferred lease costs		19,489		38,958
Amortization of note discounts		259,892		-
Changes in:
Accounts receivable		157,881		(47,704)
Inventory		36,869		10,359
Prepaid expenses and other current assets		-		42,467
Security deposits		-		(6,392)
Accounts payable		103,200		148,963
Accrued expenses		14,220		(215,034)
Payroll taxes payable		3,680		475
Accrued salaries		-		(765)
Deferred revenue		(2,500)		20,000
Accrued interest on notes payable		71,500		9,880
Net cash used in operating activities		(1064,021)		(1,215,900)
Cash flows from investing activities:
Purchase of property and equipment		-		(1,350)
Net cash used in investing activities		-		(1,350)
Cash flows from financing activities:
Proceeds from issuance of common stock		635,000		840,000
Proceeds from loan payable related party		193,504		-
Proceeds from issuance of convertible notes		500,000		100,000
Finder’s fee in connection with issuance of convertible notes		(40,000)
Conversion of convertible notes		(36,990)
Repayment of loan payable		(8,563)		(250)
Repayment of loan payable - related party		(22,000)		-
Repayment of capitalized lease obligations		(119,282)		(87,639)
Net cash provided by financing activities		1,101,669		852,111
Net increase/(decrease) in cash		37,648		(365,139)
Cash - beginning of period		28,858		402,221
Cash - end of period		$66,506		$37,082
Supplemental cash flow information:
Cash paid for:
Interest		$23,768		$26,720
Income taxes	$			$-
Non cash transactions:
Warrants issued for services	$			$45,005
Stock issued for settlement	$			$140,000
Warrants issued for finders fee		$287,116		$-
Warrants issued with common stock		$1,435,578		$-
Discount on convertible notes payable		$341,852		$-
Retirement of common shares into treasury stock		$80	$
Stock issued for anti-dilution provisions		$525	$

See notes to consolidated financial statements

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

Note A – Summary of Significant Accounting Policies and Related Matters

[1]

Description of business:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated (“PTI”) and its wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc. ("PSD"), TitleMatch Entertainment Group, Inc. (“TMEG”) and Precision Type, Inc. (“PRT”) (collectively, the "Company").  The Company’s principal business is focused on its TitleMatch DVD On-demand™ service.

PSD was founded in 1998 to develop and commercialize a proprietary service that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. The service is designed to complement physical inventory and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers.  The Company markets its software on-demand service to major store and online retailers.  The Company has license agreements with owners of software products allowing the Company to resell the products to one or more of the Company’s retail customers.

Although the service is currently utilized for delivery of software products, the Company is vigorously pursuing an expansion of available products to include DVD movie and television content. The Company’s management believes its core on-demand technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, the Company introduced its new ‘TitleMatch’ name and TitleMatch Entertainment Group subsidiary in November 2006.

[2]

Going concern:

The Company incurred operating losses for the six months ended June 30, 2007 and 2006 of $(1,976,494) and $(1,730,460), respectively, and has a working capital deficit of $(3,116,266) and  accumulated deficit of $(43,282,717) at June 30, 2007.  The Company incurred a net loss for the year ended December 31, 2006 of $(5,988,672) and had an accumulated deficit of $(44,105,577) at December 31, 2006.

Through June 30, 2007, the Company has been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations. Our agreements with our suppliers provide for specific payment terms and, as of June 30, 2007, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

As of August 14, 2007, the Company had a cash balance of approximately $16,200. Management believes the Company does not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future. The Company is attempting to obtain additional financing from an existing shareholder. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by the Company. In the event that sufficient short-term or long-term financing is not obtained, in order to enable the company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to forgo compensation and to cause the Company to increasingly reduce its operating expenditures by, among other actions, making further personnel reductions.

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

[3]

Revenue recognition:

The Company recognizes revenue from retailers’ sales of product through the Company’s on-demand service and through Internet retailers, upon shipment to the retail customer or consumer.

Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

Revenue from the licensing of font software is recognized over the licensing period. Revenue from the sale of software products is recognized when the product is delivered or shipped to the customers.

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

[6]

Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Stock options	18,923,751	5,349,300	18,923,751	5,349,300
Warrants (1)	63,151,188	13,498,151	36,001,310	13,498,151
Convertible notes	102,781,250	1,708,093	102,781,250	1,708,093
Total dilutive shares	184,856,189	20,555,544	157,706,311	20,555,544

(1) As of December 31, 2006, 48,187,225 warrants had been issued.  At June 30, 2007 there were 63,151,188 warrants outstanding.

The following table presents the computation of basic and diluted earnings per share of common stock:

	Six Months Ending June 30,		Three Months Ending June 30,

	2007	2006	2007	2006
Net Income (loss) available to common shareholders	$(272,263)	$(1,857,063)	$2,437,549	$(805,050)
Add back: Change in fair value of financial instrument	-	-	(2,542,246)	-
Diluted Net Income (Loss)	$(272,263)	$(1,857,063)	$(104,697)	$(805,050)
Weighted average number of shares - basic	76,329,851	52,546,370	78,533,105	54,559,745
Effect of potentially diluted shares	-	-	590,439	-
Weighted average number of shares - diluted	76,329,851	52,546,370	79,123,544	54,559,745
Earnings per share - basic	$(0.00)	$(0.04)	$0.03	$(0.01)
Earnings per share - diluted	$(0.00)	$(0.04)	$(0.00)	$(0.01)

[7]

Inventory:

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market.

[8]

Fair value of financial instruments:

The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values in the condensed consolidated financial statements because of the short-term maturity of these instruments.  The carrying value of notes payable  approximates fair value since those instruments carry prime-based interest rates that are adjusted for market rate fluctuations.  The fair values of notes and loans payable to related parties and other notes and loans payable are not reasonably determinable.

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

[9]

Recent Accounting Pronouncements:

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

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

[11]

Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The accompanying statement of operations do not reflect any income tax expense as a result of the company’s net operating loss carryforward.

[12]

Reclassifications:

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported net loss.

Note B – Derivative Liabilities and Convertible Notes Payable

The Company sold Convertible notes in August 2006, September 2006, November 2006 at a total face value of $2,017,750. The noteholders were also issued warrants to purchase an aggregate of 23,281,730 shares of common stock at an exercise price of $.10 per share.  The warrants were valued at $996,427 at June 30, 2007.

In May 31, 2007, the Company sold additional Convertible notes at a total face value of  $500,000 (net proceeds received of $460,000) under the same terms as the convertible notes issued in 2006. At the time of issue, the Company determined the probability weighted discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives.  The cash flows were discounted by the risk-free rate based on the remaining term of the note.  The implied value of the compound embedded derivatives was $341,851 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 170% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month.

The Convertible notes are reflected in the condensed consolidated financial statements net of discounts of $1,698,474 and $1,780,434 at December 31, 2006 and June 30, 2007 respectively. The implied value of the compound embedded derivatives at June 30, 2007 was $1,401,594.

Due to the floorless conversion feature of the Convertible Notes, the Company cannot necessarily  settle the existing debt or any outstanding warrants/options through  issuance of shares of common stock.  This is due to the fact that the Company may not have sufficient authorized and un-issued shares available to settle these obligations.  Therefore, all existing outstanding warrants as of August 8, 2006 and all warrants issued thereafter, are “tainted” and have been treated as derivative liabilities under SFAS 133 and EITF 00-19.

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

The Convertible Notes described above contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Notes, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of the value at inception. The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Convertible Notes. At June 30, 2007, $259,892 has been amortized with an unamortized discount balance remaining of $1,780,434.

The warrants outstanding as of June 30, 2007 not associated with the convertible notes described above (referred to as “Tainted Warrants”) in aggregate allow the Holders to purchase 38,254,114 shares with various expirations dates ending December 31, 2010 (3 and 5 year terms).  The Tainted Warrants were valued at $1,211,397 at June 30, 2007 using a Black Scholes valuation model with the following assumptions:  volatility of 220%, risk free rates between 4.54 – 4.96% and a remaining term ranging from .11-3.46 years.

The following table summarizes the change in the value of the convertible notes and all outstanding warrants at June 30, 2007:

Value of Financial Instrument Liability at 12/31/06	$4,717,544
Value of warrants issued in 2007	1,787,657
Embedded derivatives in connection with notes issued in 2007	341,851
Change in value due to conversions	(26,358)
Change in value	(3,211,276)
Value at 6/30/07	$3,609,418

The mark to market change in the value of the Convertible Note Warrants is $(1,091,835).  The mark to market change in the Compound Embedded Derivatives is $(62,355) and the mark to market change in the value of the Tainted Warrants is $(2,057,086).

The Company incurred legal and finder’s fees totaling $428,083 (of which $180,583 is the value at issuance of a warrant issued to the finder to purchase 1,751,250 shares of common stock at an exercise price of $.10 per share) associated with these Convertible Notes. These fees are treated as deferred financing costs and are being amortized over the term of the Convertible Notes.  As of June 30, 2007, $104,999 has been amortized.

In June 2007, after the registration statement filed in  May 2007 became effective, the noteholders converted $51,789 of principal and interest into an aggregate of 1,430,810 shares of common stock at share prices ranging from $.044-$.024.

Note C – 2007 Private Offerings

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

In April 2007 , the Company collected $12,500 in additional subscriptions from the February 2007 private placement.  The Company issued an additional 142,046 shares of common stock at a share price of $.088 and warrants to purchase 120,192 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 24,038 shares of common stock at an exercise price of $.088 under the same terms as the investors.

In May 2007, the Company collected $150,000 in additional subscriptions from the February 2007 private placement.  The Company issued an additional  2,840,909 shares of common stock at a share price of $.088 and warrants to purchase 5,681,818 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 1,136,364 shares of common stock at an exercise price of $.088 under the same terms as the investors.

The warrants issued to the finder and those issued to the  investors were valued at $133,035 and $665,174 respectively at issuance using a Black Scholes valuation model with the following assumptions: volatility of 220%,  risk free rate of 4.88% and a term of three years.

Note D – Consulting Agreements

On January 3, 2007, the Company issued to a third party consultant a four year warrant to purchase 10,000 shares of common stock at an exercise price of $.19 per share.  The fair value of the warrant at issuance was $791. The warrant was valued using a Black Scholes method with the following assumptions:  220% volatility, 4.54% risk free rate and term of 4 years.  This charge was recorded as an investor relations expense in selling, general and administrative expense on the consolidated statement of operations. Due to the warrants discussed in Note B, the warrants are considered a derivative liability.

On April 4, 2007, the Company issued to a third party consultant 225,000 shares of common stock.  The shares were valued at $20,250 using a share price of $.10 at issuance. The charge was recorded as investor relations expense in selling, general and administrative expense on the consolidated statement of operations.

On May 1, 2007, the Company issued to a third party consultant a three year warrant to purchase 583,333 shares of common stock at an exercise price of $0.132 per share. The warrant is exercisable August 1, 2007. The fair value of the warrant at issuance was $64,172.  The warrant was valued using a Black Scholes method with the following assumptions: 220% volatility, 4.89% risk free rate and term of 3.25 years. This charge was recorded as consultant expense in selling, general and administrative expense on the consolidated statement of operations.  Due to the warrants discussed in Note B, the warrants are considered a derivative liability.

Note E – Loan Payable, Related Party

Loans payable – related party consist of the following:

June 30, 2007
Loan payable (1)	$7,927
Balance due on consulting agreement (2)	933
Bridge loan payable (3)	175,000
Credit card payable (4)	58,917
$242,777

(1)

Non interest bearing demand loan payable to officer.

(2)

Balance due to Bruce Newman, CEO, in connection with resignation/consulting agreement of 2005, payable monthly with final payment due in June 2007.

(3)

In March 2007, a shareholder initially lent the company $175,000 to use as working capital until the Company collected its outstanding subscription receivables. The $175,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon the collection of its outstanding subscription receivables. As of June 30, 2007, interest totaling $5,370  has been accrued and was included in accrued expenses on the consolidated balance sheet.

(4)

Represents purchases made by the Company on an officer’s personal credit card.

Note F – Stock Option Plans

On March 24, 2000, the Company adopted a stock plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the “2000 Plan”).  The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant.  Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee").  Outstanding options must generally be exercised within ten years from the date of grant.  The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee.  In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant.  Through June 30, 2007, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company’s 2005 annual meeting of stockholders.  In November 2004, the Board of Directors increased the number of shares available under the Plan to 2,000,000 and, in March 2005, the Board of Directors authorized a further increase to 4,500,000 shares. Stock options granted pursuant to the 2004 Plan were ratified during the Company’s annual stockholder meeting held on May 18, 2005.  Since the Company’s stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings. In August 2006, holders of approximately 63% of our common stock voted to increase the stock option pool of the 2004 Plan to 19,000,000. As of June 30, 2007, options to purchase  17,390,342 shares of common stock are outstanding pursuant to the 2004 Plan including 5,610,000 options to directors, with exercise prices ranging between $.10 and $1.35 per share.  Non-employee director options vest monthly or quarterly over a one-year period and are exercisable over either five or ten year periods.  Most employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods.

Option transactions as of June 30, 2007 are summarized as follows:

	2000 Plan
		Weighted
		Average
		Exercise
	# Shares	Price
Outstanding at beginning of period	2,075,651	$1.70
Granted	-	$-
Exercised	-	$-
Forfeited	(542,242)	$1.94
Outstanding at end of period	1,533,409	$1.61
Exercisable at end of period	1,533,409	$1.61

	2004 Plan
		Weighted
		Average
		Exercise
	# Shares	Price
Outstanding at beginning of period	18,390,342	$0.22
Granted	-	$-
Exercised	-	$-
Forfeited	(1,000,000)	$0.22
Outstanding at end of period	17,390,342	$.23
Exercisable at end of period	10,464,172	$.27

The following summarizes information about non-vested stock options at June 30, 2007:

	# of Shares	Weighted Average Exercise Price	Weighted Remaining Life in Years
Non vested at 12/31/06	11,125,756	$0.16	9.85
Granted	-	-	-
Vested	(3,549,586)	0.14	9.40
Forfeited	(650,000)	0.22	9.32
Non vested at 6/30/07	6,926,170	0.16	9.34

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

Six Months Ended June 30, 2006
Risk-free interest rate	4.52%
Expected life of options	5 years
Expected dividend yield	0.00%
Expected volatility	168.23%
Weighted average fair value	$.10

The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The Company did not issue any additional stock options during the six months ended June 30, 2007.

Stock based compensation expense recognized in the consolidated statement of operations for the six months  ended June 30, 2007 was $466,983, $359,010 of which relates to employee compensation, and $107,973 is for options issued to directors.  All of these expenses are recorded in selling general and administrative expense. The unrecognized compensation cost of $837,182 for non-vested options at June 30, 2007 will be recorded over the remaining 2.5 years. As of June 30, 2007, there was no intrinsic value associated with the Company’s outstanding and exercisable stock options.

Note G – Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  The implementation of FIN 48 did not result in any adjustment to the Company’s tax positions.  The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.  As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits.  The accompanying statement of operations do not reflect any income tax expense as a result of the company’s net operating loss carryforward.

Note H – Commitments and Contingencies

Upon the termination of employment of one of the officers of the company in October 2005, $75,907 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year. Interest is payable monthly. All interest owed as of June 30, 2007 has been paid. The principal of the note is payable in four equal quarterly installments beginning January 2007. As of August 14, 2007,  no portion of the principal amount has been paid and, as a result, the note is currently in default although the Company continues to make monthly interest payments. Provisions in the note state that upon default, the entire principal amount plus any accrued interest become immediately due and payable by the Company. The Company will seek to renegotiate the note sometime in 2007.

The Company is in default of both of its capital lease obligations due to missed/delinquent payments.  The Company has not been formally served a notice of default and is currently working with both lessees to correct the delinquency. As a result, amounts due are shown as a current liability in the accompanying balance sheet as of June 30, 2007.

On July 22, 2007, notes payable with principal and interest totaling $546,575 came due.  As of August 14, 2007, no portion of principal or interest has been paid and, as a result, the notes are currently  in default.  The Company is currently renegotiating the notes.  These amounts are shown as a current liability in the accompanying balance sheet as of June 30, 2007.

Note I – Stock Forfeiture

Upon the departure of Bruce Newman, our current CEO, from Protocall in 2005, the Protocall Board and Mr. Newman informally agreed that he would return 80,000 shares of Protocall stock issued to him in 2004.  Mr. Newman has since returned to the Company and resumed his position as CEO. In April 2007, it came to Mr. Newman’s attention that no formal documentation reflecting the return of these shares was ever prepared.  In keeping with the spirit of what was discussed with the Protocall Board in 2005, Mr. Newman returned the 80,000 shares to the Company.

Note J-Subsequent Events

During the months of July and August 2007, the convertible noteholders described in Note B converted an additional $ 96,486 of principal and interest into 9,617,105 shares of common stock at share prices ranging from $0.0073 to $0.0168. As of August 10, 2007, the convertible noteholders converted an aggregate of $148,275 in principal and interest into 11,047,915 shares of common stock.

In July 2007, the Company issued a convertible note in the amount of $200,000 under the same terms as the notes purchased in August 2006.

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

Our on-demand service is currently utilized for delivery of software products under the product name “SoftwareToGo®;” however, we are vigorously pursuing an expansion of available products to include DVD movie and television content. We believe our technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, we announced our new ‘TitleMatch’ service and TitleMatch Entertainment Group subsidiary in November 2006.

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

We generate revenue as a just-in-time distributor of software and movie products to retail stores and e-commerce retailers.  If we cannot develop and maintain satisfactory relationships with content providers on acceptable commercial terms, we will likely experience a decline in revenue.  We also depend on these content providers to create, support and provide updates and/or new products to us. If we are unable to license a sufficient number of titles from content providers, or if the quality of titles provided by these content providers does not reach a satisfactory level, we may not be able to generate adequate interest among retailers or consumers to utilize the system. Our contracts with our content provider clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract.  As is common in our industry, we have no long-term or exclusive contracts or arrangements with any content provider that guarantee the availability of products. Content providers that currently supply products to us may not continue to do so and we may be unable to establish new relationships with content providers to supplement or replace existing relationships.

Our agreements with our suppliers of products and services provide for specific payment terms, and if we miss those payment terms, our suppliers could decline to continue to do business with us.

Our agreements with our suppliers provide for specific payment terms and, as of June 30, 2007, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

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

We may become liable to clients who are dissatisfied with our service, which would directly impact our prospects.

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

We are and will continue to be dependent on Bruce Newman, our Chief Executive Officer, and Syd Dufton, our President, the loss of whose services would likely impair our business operations unless they are adequately replaced within a short time frame.

Our Chief Executive Officer, Bruce Newman, is responsible for general business strategy, financial reporting, and financing activities. Our President, Mr. Dufton, is responsible for developing and executing of our business plan.  Both Mr. Newman and Mr. Dufton are under no contractual obligation to remain employed by us. If either executive should choose to leave us for any reason before we have hired additional qualified personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find individuals who could develop our business along the same lines.  Our business may fail without Mr. Newman and/or Mr. Dufton or an appropriate replacement(s).  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel.

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

We rely to a large degree on third parties for the manufacture and maintenance of our service, who could subject us to delays in satisfying customer needs.

We rely heavily upon third parties to perform such tasks as assembly and on-site maintenance of computer components in connection with our service.  Our ability to enter new markets and sustain satisfactory levels of sales in each market will depend in significant part upon the ability of these companies to perform effectively on our behalf.  There can be no assurance that we will be successful in entering into agreements with all of these companies when necessary.  In addition, once we enter into such agreements, we face the possibility that such agreements will not be extended or replaced.  We anticipate that we can obtain in a timely manner alternative third party services and that the failure to extend or replace existing contracts would not have a material adverse effect on us, although we can give no assurance in this regard.

Implementation of our system requires capital, which we may not be able to provide, which could preclude us from entering into otherwise promising agreements.

Utilizing our service in a retail environment requires a capital commitment for equipment and deployment costs, which we may not be able to provide.  In agreements that call for users of our system to fund equipment and deployment costs themselves, we may be required to reduce our selling prices when compared to agreements in which we finance equipment and deployment costs.  The retailer’s financial risk/reward decision might prevent it from entering an agreement with us or it may demand price concessions to mitigate the financial risk, which may ultimately result in the agreement not being economically feasible for us to perform.

Sales are highly dependent on obtaining license rights, the failure of which would result in insufficient revenue to pay for system equipment and deployment costs.

Sales of products through our service are highly dependent on the qualitative mix of titles that we are able to license from software publishers and movie studios for inclusion on our service. Although we have executed licensing agreements with more than 200 software publishers covering approximately 1,000 titles, our current product offering is not adequate to achieve sufficient revenue for either a retailer or us to pay for service related equipment and deployment costs.  In order for us to be successful, we will need to improve the quality of titles available through our service.

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

On October 22, 2005 14,551,268 shares of our common stock held under “lock-up” agreements became eligible for sale and their sale or potential sale may depress the market price of our common stock. As shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. In June 2007, we completed a registration of 22,033,322 shares of our common stock. 17,600,000 of these shares are issuable at a substantial discount through the conversion of  convertible notes issued in 2006.  We could also register further shares in connection with future financings.  As of June 30, 2007, there were an additional 18,923,751 shares of our common stock issuable upon exercise of outstanding stock options and an additional 63,151,188 shares of our common stock issuable upon exercise of outstanding warrants.  Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control 61.73% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 9.56% and another significant stockholder controls approximately  35.27%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

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

As of August 10, 2007, we had 90,626,520 shares of common stock issued and  90,466,520 shares of common stock outstanding, and convertible notes outstanding that may be converted into an estimated 353,112,621 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines.  All of the shares, including all of the shares issuable upon conversion of the notes, may be sold without restriction once the registration statement recently filed becomes effective. The sale of these shares may adversely affect the market price of our common stock.

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

Pursuant to the Securities Purchase Agreement dated August 8, 2006 as amended, we had until November 17, 2006 to file a registration statement.  Since we did not file a registration statement until February 12, 2007, we are currently in breach of that requirement. As of August 14, 2007, we have incurred a cash penalty of $121,065 due to the late filing.  This penalty may also be paid via issuance of common stock which could result in substantial dilution.

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

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible notes.  Accordingly, we have allocated and registered 17,600,000 shares to cover the conversion of the convertible notes.  In the event that our stock price decreases, the shares of common stock we have allocated and registered for conversion of the convertible notes may not be adequate.  If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of that registration statement.  We are required to maintain the effectiveness of this registration statement until the earliest of (i) the date of which all of the registrable securities have been sold and (ii) the date on which the registrable securities may be immediately sold to the public without registration or restriction.

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

Results of Operations

Results of Operations – Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net  Income/Loss

We had a net loss of ($805,050) for the three months ended June 30, 2006 and net income of $3,532,672 for the three months ended June 30,  2007.  The increase in 2007 was primarily due to a change in value of $4,369,390 of derivative financial instruments. This change in value was due to the decrease in our stock price during the three months ended June 30, 2007.

Net Sales

Net sales for the three months ended June 30, 2007 increased $113,286 or 70.89%, to $273,096 compared to $159,810 for the three months ended June 30, 2006.  This increase is principally due to sales from the Company’s new TitleMatch division  as well as a large custom sale to our principal software customer during the three months ended June 30, 2007.

Research and Development Expenses

Research and development expense, or R&D, increased  $74,719 or 310.73%, from $24,046 to $98,765 for the three months ended June 30, 2007 as compared to the same period ended June 30, 2006 due to development of the Company’s TitleMatch system in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $152,536 or 21.88%, to $849,787 for the three months ended June 30, 2007 from $697,251 for the three months ended June 30, 2006.

Consulting expenses increased $143,693 in 2007, or 1,834.55%, to $151,526 from $7,833 in 2006, due to the greater use of outside consultants in 2007 to assist in new business development, marketing and accounting matters and a charge of $64,172 for warrants issued a consultant in May 2007 for assistance in new business development.

Marketing expenses decreased $7,749 in 2007, or 25.95%, to $22,112 from $29,861 in 2006.

Employee compensation increased $161,656 or 67.73% from $238,673 in 2006 to $400,329 in 2007 due primarily to a charge of $163,329 for the fair value of stock options earned during the three months ended June 30, 2007 as compared to a charge of $32,488 for the three months ended June 30,2006.

Investor Relations decreased by $90,787 or 74.45% to $31,159 in 2007 from $121,946 in 2006 due primarily to  charges for stock issued an investor relations firm in 2006.

Depreciation and amortization decreased by $46,022 or 68.58% to $21,089 in 2007 from $67,111 in 2006 due to assets becoming fully depreciated at the end of 2006.

Legal and professional expenses decreased $48,534 in 2007, or 71.77% to $19,092 from $67,626 in 2006 due to expenses from litigation in 2006.

Deployment expenses decreased $34,305 in 2007, or 84.07% to $6,498 in 2007 from $40,803 in 2006 due to the removal of our system from CompUSA stores due to store closings.

Miscellaneous office expenses increased $74,584 or 247.96% to $104,663 in 2007 to $30,079 in 2006.

Interest and Finance Charges

Interest expense increased $155,335, or 734.53%, to $176,483 from $21,148, for 2007 as compared to 2006 due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006 and second quarter of 2007.  Finance expense decreased $6,727, or 16.74%, to $33,451 from $40,179 for 2007 as compared to 2006.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives decreased $4,645,072 for the three months ended June 30, 2007 to $4,639,390, or 81,751% as compared to $5,682 for the three  months ended June 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to a decrease in our stock price during the three months ended June 30, 2007.

Results of Operations – Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net Loss from Continuing Operations

We had  a net loss of $(1,857,063) and net income of $822,860 for the six months ended June 30, 2006 and 2007, respectively.  Net income during the six months ended June 30, 2007 was primarily due to a net change in the fair value of derivatives of 3,211,276 from convertible notes. The change in value of the derivatives was a result of the decrease in our stock price during the six months ended June 30, 2007.  We had an operating loss of $(1,976,494) for the six months ended June 30, 2007.

Net Sales

Net sales for the six months ended June 30, 2007 increased $176,032, or 49.67%, to $530,452 compared to $354,420 for the six months ended June 30, 2006.  This increase is  due to revenue from our  TitleMatch division  as well as a custom sale to our principal software customer.

Gross Profit

Gross profit for the six months ended June 30, 2007 was $96,322, or 18.2% of net sales, as compared to $49,589, or 14.0% of net sales, for the comparable period ended June 30, 2006.

Research and Development Expenses

Research and development expense, or R&D, increased $102,498 or 210.71%, from $48,643 to $151,141, for the six months ended June 30, 2007 as compared to the same period ended June 30, 2006.  The increase in R&D was primarily due to enhancements made to our TitleMatch system in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $190,269, or 10.99%, to $1,921,675 for the six months ended June 30, 2007 from $1,731,406 for the six months ended June 30, 2006.

Consulting expenses increased $87,124 in 2007, or 56.17%, to $242,230 from $155,106 in 2006,  due to the greater use of outside consultants in 2007 to assist in new business development, marketing and accounting matters and a charge of $64,172 for warrants issued a consultant in May 2007 for assistance in new business development.

Legal expenses decreased $55,209 in 2007, or 57.23%, to $41,256 from $96,465 in 2006,  due to fees involved with litigation in 2006.

Accounting fees increased $126,200 in 2007, or 168.38% , to $201,150 in 2007 from $74,950 in 2006 due to additional fees incurred relating to the filing of a registration statement in May 2007 and additional audit fees related to convertible notes issued in August, September and November 2006 and May 2007.

Marketing expenses increased $10,490 in 2007, or 17.91%, to $69,069 from $58,579 in 2006.

Deployment expenses decreased $67,499 in 2007, or 78.82% to $18,140 from $85,639 in 2006.

Miscellaneous office expenses increased $18,395 or 194.05% to $27,875 from $9,480 in 2006.

Employee compensation increased $377,584 or 72.33% from $522,066 in 2006 to $899,649 in 2007 due to charge of $466,983 for the fair value of stock options earned during the six months ended June 30, 2007 as opposed to a charge of  $118,127 for the six months ended June 30, 2006 offset by a decrease in personnel in 2007.

Investor relations decreased $182,974 in 2007, or 81.65% from $224,085 for the six months ended June 30, 2006 to $41,111 for the six months ended June 30, 2007 due primarily to a charge of $116,539 for stock issued a third party IR firm and increased use of IR firms in 2006.

Depreciation and amortization decreased $190,999 or 81.91% from $233,177 in 2006 to $42,178 in 2007 due to assets becoming fully depreciated in 2006.

Penalties and fees increased $57,135 or 10,353.55% to $57,686 in 2007 from $552 in 2006 due to  penalties accrued  relating to the registration of  the convertible notes discussed in Note B.

Interest and Finance Charges

Interest expense increased $286,422, or 644.82%, to $330,841 from $44,419, for 2007 as compared to 2006. due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006 and second quarter of 2007.  Finance expense increased $25,623, or 42.95%, to $85,281 from $59,658 for 2007 as compared to 2006.  This increase was due to finance charges relating to the amortization of deferred financing fees stemming from the issuance of convertible notes in the second and third quarters of 2006 and May 2007.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives decreased $3,216,958 to $(3,211,276) for the six months ended June 30, 2007, or 56,617% as compared to $5,682 for the six  months ended June 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to the decrease in our stock price during the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2007 we had a working capital deficit of $(3,116,266).  At June 30, 2007, we had an accumulated deficit in the amount of $(43,282,717).

 The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.  As of August 14, 2007, we had a cash balance of approximately $16,200.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005.  The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost.  The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in PSD.  We filed a cross complaint asserting claims for breach of contract, restitution of money and declaratory relief. We also sought recovery of $43,700 for the value of equipment not returned to us by Code Ventures. On September 13, 2006, the parties participated in mediation.  As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff’s two post-settlement motions, for attorneys’ fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys’ fees and costs.  All payments have been made through March 31, 2007.  The plaintiff has since filed an Acknowledgement of Satisfaction of Judgment in Full with the court and the matter has been concluded.

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

In April 2007 , the Company collected $12,500 in additional subscriptions from the February 2007 private placement.  The Company issued an additional 142,045 shares of common stock at a share price of $.088 and warrants to purchase 120,192 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 24,038 shares of common stock at an exercise price of $.088 under the same terms as the investors.

In May 2007, the Company collected $150,000 in additional subscriptions from the February 2007 private placement.  The Company issued an additional  2,840,909 shares of common stock at a share price of $.088 and warrants to purchase 5,681,818 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 1,136,364 shares of common stock at an exercise price of $.088 under the same terms as the investors.

Item 3 – Default Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports On Form 8-K

Exhibits

31.1

Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

For the six months ended June 30, 2007;

1.

We filed a Current Report on Form 8-K on January 31, 2007 regarding year end results of operations.

2.

We filed a Current Report on Form 8-K on June 6, 2007 regarding entry into a financing agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOCALL TECHNOLOGIES INCORPORATED

August 20, 2007	By:	/s/ Bruce Newman
Bruce Newman
Chief Executive Officer
(Principal Executive and Financial Officer and Principal Accounting Officer