Form 10QSB
period 2007-09-30
PROTOCALL TECHNOLOGIES INC
filed 2007-11-19
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2007

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

As of November 19, 2007, there were 99,212,484 shares of Common Stock issued and 99,052,484 outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	Sept 30, 2007	Dec 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$18,622	$28,858
Accounts receivable, net	92,690	243,038
Inventory	4,988	44,955
Total current assets	116,300	316,851
Property and equipment, net	37,259	96,240
Patents, net	21,371	23,199
Deferred financing costs, net	358,994	348,875
Deferred lease costs	-	19,489
Security deposits	20,825	20,825
Other assets	-	50,000
TOTAL ASSETS	$554,749	$875,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$947,813	$851,951
Accrued expenses	699,313	550,953
Payroll taxes payable	88,517	69,106
Deferred revenue	13,750	17,500
Loan payable – related party	242,366	71,273
Accrued salaries – officers/stockholders	317,634	317,634
Loan payable	50,469	52,202
Other notes payable, including accrued interest of $ 7,512 and $9,723 at December 31, 2006 and September 30, 2007 respectively	159,505	157,294
Notes payable – related party, including accrued interest of $40,483 and $52,886 at December 31, 2006 and September 30, 2007 respectively	467,451	455,048
Current portion of obligations under capital leases	370,944	276,412
Total current liabilities	3,357,762	2,819,373
Loans payable, less current portion	46,776	54,304
Obligations under capital leases, less current portion		277,865
Financial instrument liability	2,957,867	4,717,544
Convertible notes payable, including accrued interest of $31,783 net of discount of $1,698,474 at December 31, 2006 and accrued interest of $133,544, net of discount of $1,986,819 at September 30, 2007	1,075,108	351,059
Total liabilities	7,437,513	8,220,145
Commitments and contingencies (Note H)
Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 and 97,108,850 issued and 71,319,060 and 96,948,850 outstanding at December 31, 2006 and September 30, 2007 respectively	97,109	71,398
Treasury stock, 160,000 shares, at cost	(160)	(80)
Additional paid-in capital	36,687,787	36,689,593
Accumulated deficit	(43,667,500)	(44,105,577)
Total stockholders’ deficit	(6,882,764)	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$554,749	$875,479

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$739,198	$544,993	$208,746	$190,572
Cost of sales	599,186	422,969	165,055	118,137
Gross profit	140,012	122,024	43,691	72,435
Selling, general and administrative expenses	(2,791,560)	(3,072,051)	(869,885)	(1,329,281)
Research and development expenses	(241,034)	(58,991)	(89,893)	(10,348)
Operating loss	(2,892,582)	(3,009,018)	(916,087)	(1,267,194)
Interest expense, including amortization of	(1,203,458)	(1,718,834)	(787,336)	(1,614,757)
debt discount and beneficial conversion
feature of debt
Change in fair value of financial instrument liability	4,529,917	1,191,281	1,318,641	1,191,281
Loss on disposal of fixed assets	-	(19,562)	-	-
Other income	4,200	12,600	-	4,200
Net Loss	$438,077	$(3,543,533)	$(384,782)	$(1,686,470)
Net Loss	$438,077	$(3,543,533)	$(384,782)	$(1,686,470)
Deemed dividend	(1,095,123)	-	-	-
Net loss available to common shareholders	$(657,046)	$(3,543,533)	$(384,782)	$(1,686,470)
Weighted average number of shares – basic and diluted	81,280,767	57,854,316	90,846,163	68,297,350
Earnings per share – basic and diluted	$(0.01)	$(0.06)	$(0.00)	$(0.02)

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance 12/31/06	71,399,060	$71,398	(80,000)	(80)	$36,689,593	$(44,105,577)	$(7,344,666)
Common shares issued in private placements- net of costs of $65,000	7,430,070	7,430			627,570		635,000
Warrants issued in private placement					(627,570)		(627,570)
Common shares issued due to anti dilution provisions	524,475	525			(525)
Stock based compensation expense					670,797		670,797
Common Shares issued consultant	225,000	225			20,025		20,250
Common Shares Issued for Convertible Notes	17,530,245	17,531			174,596		192,127
Reduction in Financial Instrument Liability due to Note Conversions					228,344		228,344
Stock Forfeiture			(80,000)	(80)	80
Deemed Dividend					(1,095,123)		(1,095,123)
Net Income						438,077	438,077
Balance 9/30/07 (unaudited)	97,108,850	$97,109	(160,000)	(160)	$36,687,787	$(43,667,500)	$(6,882,764)

See notes to consolidated financial statements

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) from operations	$438,077	$(3,543,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense for embedded derivative instruments	337,932	1,584,693
Depreciation and amortization	63,272	325,690
Loss on disposal of fixed assets	-	19,562
Common stock and warrants issued for services	85,213	173,463
Warrants issued for settlement	-	15,224
Change in value of derivative financial instrument	(4,529,917)	(1,191,281)
Equity compensation cost	670,797	312,063
Write off of deferred selling costs	-	204,488
Amortization of deferred financing costs	116,289	7,825
Amortization of deferred lease costs	19,489	58,437
Amortization of deferred consulting fees	-	29,867
Amortization of note discounts	544,642	-
Reduction in paid in capital due to note conversions	(490)	-
Changes in:
Accounts receivable	150,348	3,428
Inventory	39,967	(497,063)
Prepaid expenses and other current assets	-	42,467
Other assets	50,000	(50,000)
Deferred financing costs	-	(40,000)
Security deposits	-	(6,392)
Accounts payable	95,865	216,495
Accrued expenses	148,360	(263,149)
Payroll taxes payable	19,411	474
Accrued salaries	-	(765)
Deferred revenue	(3,750)	18,750
Accrued interest on notes payable	119,623	14,821
Net cash used in operating activities	(1,634,872)	(2,564,436)
Cash flows from investing activities:
Purchase of property and equipment	(2,463)	(1,350)
Net cash used in investing activities	(2,463)	(1,350)
Cash flows from financing activities:
Proceeds from issuance of common stock	635,000	980,000
Proceeds from loan payable related party	193,534	-
Proceeds from issuance of convertible notes	1,100,000	1,617,750
Finder’s fee in connection with issuance of convertible notes	(86,400)	-
Repayment of loan payable	(9,261)	(2,471)
Repayment of loan payable - related party	(22,441)	-
Repayment of capitalized lease obligations	(183,333)	(148,112)
Net cash provided by financing activities	1,627,099	2,447,167
Net decrease in cash	(10,236)	(118,619)
Cash - beginning of period	28,858	402,221
Cash - end of period	$18,622	$283,602

PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental cash flow information:
Cash paid for:
Interest		$34,155		$39,917
Income taxes		$-		$-
Non cash transactions:
Warrants issued for services		$791		$45,005
Conversion of accrued salaries to notes payable	$			$75,906
Stock issued for settlement	$			$140,000
Reduction in financial instrument liability due to note conversions		$228,344		$-
Conversion of note payable and interest into equity		$192,615		$100,000
Warrants issued for finders fee		$287,116		$135,259
Warrants issued with common stock		$1,435,578	$
Deferred Financing Costs in connection with broker warrants		$40,008		$121,000
Derivative liability for tainted warrants	$			$1,689,270
Discount on convertible notes payable		$832,987		$1,403,367
Retirement of common shares into treasury stock		$80		$80
Stock issued for anti-dilution provisions		$525		$9,991

See notes to consolidated financial statements

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item  310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

PSD was founded in 1998 to develop and commercialize a proprietary service that enables retailers to produce fully packaged software CDs and other digital media products, on-demand, at their stores and at their web site fulfillment centers. The service is designed to complement physical inventory and enable traditional resellers to create "on demand" inventory at point of sale for walk-in as well as Internet customers.  The Company markets its on-demand service to major store and online retailers.  The Company has license agreements with owners of software and movie products allowing the Company to resell the products to one or more of the Company’s retail customers.

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

[2]

Going concern:

The Company incurred operating losses for the nine months ended September 30, 2007 and 2006 of $(2,892,582) and $(3,009,018), respectively, and has a working capital deficit of $(3,241,462) and accumulated deficit of $(43,667,500) at September 30, 2007.  The Company incurred a net loss for the year ended December 31, 2006 of $(5,988,672) and had an accumulated deficit of $(44,105,577) at December 31, 2006. In addition, the Company is in default of a number of financing agreements.

Through September 30, 2007, the Company has been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations. The Company’s agreements with its suppliers provide for specific payment terms and, as of September 30, 2007, did not met these payment terms with respect to a number of suppliers. If these suppliers decline to do business with the Company as a result of delayed payment, it could possibly result in the loss of substantial business for the Company and its ability to continue as a going concern.

As of November 14, 2007, the Company had a cash balance of approximately $11,140. Management believes the Company does not have sufficient cash on hand to continue business operations unless additional financing is secured within the near future. The Company is attempting to obtain additional financing from existing shareholders and outside sources. The Company is also actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Management’s plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company’s progress with new customers and movie content agreements, which are actively being pursued by the Company. In the event that sufficient short-term or long-term financing is not obtained, in order to enable the company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to forgo compensation and to cause the Company to increasingly reduce its operating expenditures by, among other actions, making personnel reductions.

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

Revenue from the licensing of font software is recognized over the licensing period. Revenue from the sale of software and movie products is recognized when the product is delivered or shipped to the customers.

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

[6]

Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Stock options	18,030,338	5,625,993	18,030,338	5,625,993
Warrants (1)	85,151,188	39,543,930	85,151,188	39,543,930
Convertible notes	612,379,400	644,263	612,379,400	644,263
Total dilutive shares	715,560,926	45,814,186	715,560,926	45,814,186

(1)

As of December 31, 2006, 48,187,225 warrants had been issued.  At September 30, 2007 there were 85,151,188 warrants outstanding.

[7]

Inventory:

Inventory, consisting primarily of blank CD and DVD discs, disc cases and other supplies associated with products distributed on the Company's on-demand service, are valued at the lower of cost (first-in, first-out) or market.

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

[9]

Recent Accounting Pronouncements:

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer.  A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operation and cash flows.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and is effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective January 1, 2007, and its adoption did not have a material effect on our consolidated financial position, results of operations and cash flows. The statute of limitations is still open with respect to federal and state jurisdictions for tax years 2003-2006. The Company is in the process of determining if there are any section 382 limitations to be applied to the net operating loss carryforwards. If it is determined that such limitations are applicable, the Company’s deferred tax assets and related valuation allowance will be reduced.  The Company has provided for a 100% valuation allowance against its deferred tax asset.

[10]

Basis of consolidation:

The consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

[11]

Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The accompanying statement of operations does not reflect any income tax expense as a result of the company’s net operating loss carryforward.

[12]

Reclassifications:

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported net loss.

Note B – Derivative Liabilities and Convertible Notes Payable

The Company sold 6% Convertible notes in August 2006, September 2006, November 2006 at a total face value of $2,017,750. The noteholders were also issued warrants to purchase an aggregate of 23,281,730 shares of common stock at an exercise price of $0.10 per share.  The warrants were valued at $498,018 at September 30, 2007.

On May 31, 2007, the Company sold additional 6% Convertible notes at a total face value of $500,000 (net proceeds received of $460,000) under the same terms as the convertible notes issued in 2006. At the time of issue, the Company determined the probability weighted discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives.  The cash flows were discounted by the risk-free rate based on the remaining term of the note.  The implied value of the compound embedded derivatives was $341,851 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 170% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month.

On July 3, 2007, the Company sold additional 6% Convertible notes at a total face value of $200,000 under the same terms as the convertible notes issued in 2006. At the time of issue, the Company determined the probability weighted discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives.  The cash flows were discounted by the risk-free rate based on the remaining term of the note.  The implied value of the compound embedded derivatives was $91,135 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 160% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month.

The implied value of the compound embedded derivatives within the convertible notes described above  at September 30, 2007 was $1,157,628.

On August 21, 2007, the Company entered into an agreement with certain investors, whereby the Company sold Convertible notes in the principal amount of $400,000 (net proceeds received of $380,000). During the same month, in connection with the Securities Purchase Agreement, the Company granted the investors seven year common stock purchase warrants to purchase a total of 20,000,000 shares of common stock at an exercise price of $0.02 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately and allows the holder to purchase the shares within seven years of the issue date.  The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends.

The Notes bear interest of 8% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the Trading Price is greater than $.01875 for each Trading Day. Any amount of principal or interest on this Note which is not paid when due bears interest at the rate of 15% (“Default Interest”).  The principal payments on this note are payable in full on the maturity date of August 21, 2010.

At the time of issue, the Company determined the probability weighted discounted cash flow of the note with the various embedded derivatives and determined the discounted cash flow of the note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the note. The implied value of the compound embedded derivatives was $400,000 at issuance and $375,880 at September 30, 2007. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 160% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.015, the holder would automatically convert at a stock price of $.02 if the registration was effective and the Company was not in default, the Company would trigger redemption of the note when available at a stock price of $0.019 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrants issued to the holder was $400,075 at issuance and $399,976 at September 30, 2007 based on a Black Scholes valuation with the following assumptions: 220% volatility, risk free rate of 4.41% and a term of 7 years. At September 30, 2007, these warrants were valued at $399,976 based on a Black-Scholes valuation with the following assumptions: 220% volatility, a risk free rate of 4.38% and a remaining term of 6.89 years. The finder who assisted with this financing was granted a warrant to purchase 2,000,000 shares of common stock at share price of $.02 per share.  The warrant was valued at $40,008 at issuance based on a Black-Scholes valuation with the following assumptions: 220% volatility, a risk free rate of 4.41% and a remaining term of 7 years.

The Convertible notes are reflected in the condensed consolidated financial statements net of discounts of $1,698,474 and $1,986,819 at December 31, 2006 and September 30, 2007 respectively.

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

The Convertible Notes described above contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note".  The single compound embedded derivative features include the conversion feature with the reset provisions within the Convertible Notes, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of the value at inception. The unamortized discount has been amortized to interest expense using the effective interest method over the life of the Convertible Notes. At September 30, 2007, $544,642 has been amortized with an unamortized discount balance remaining of $1,986,819.

The warrants outstanding as of September 30, 2007 not associated with the convertible notes described above (referred to as “Tainted Warrants”) in aggregate allow the Holders to purchase 38,254,114 shares with various expirations dates ending December 31, 2010 (3 and 5 year terms).  The Tainted Warrants were valued at $526,362 at September 30, 2007 using a Black Scholes valuation model with the following assumptions: volatility of 220%, risk free rates between 4.03 – 4.96% and a remaining term ranging from .11-3.46 years.

The following table summarizes the change in the value of the convertible notes and all outstanding warrants at September 30, 2007:

Value of Financial Instrument Liability at 12/31/06	$4,717,544
Value of warrants issued in 2007	1,787,657
Embedded derivatives in connection with notes issued in 2007	1,233,061
Change in value due to conversions	(250,478)
Change in value	(4,529,917)
Value at 9/30/07	$2,957,867

The mark to market change in the value of the Convertible Note Warrants is $(1,590,343).  The mark to market change in the Compound Embedded Derivatives is $(197,454) and the mark to market change in the value of the Tainted Warrants is $(2,742,121).

The Company incurred legal and finder’s fees totaling $535,211 (of which $180,583 is the value at issuance of a warrant issued to the finder to purchase 1,751,250 shares of common stock at an exercise price of $.10 per share and $40,008 is the value at issuance of a warrant issued to the finder to purchase 2,000,000 shares of common stock at an exercise price of $.02) associated with these Convertible Notes. These fees are treated as deferred financing costs and are being amortized over the term of the Convertible Notes.  As of September 30, 2007, $176,217 has been amortized.

During the period of June 2007 through September 2007, after the registration statement filed in May 2007 became effective, the noteholders converted $189,367 of principal and interest into an aggregate of 17,530,245 shares of common stock at share prices ranging from $.044-$.0052. The change in value of the embedded derivatives within the convertible notes due to these conversions was $228,344. In accordance with waivers received from prior private placement investors, anti dilution provisions from prior private offerings do not apply to the convertible note conversions.

Note C – 2007 Private Offerings

The company received waivers from investors who had anti dilution rights waiving their right to receive additional shares or warrants in connections with the debt issuances described in note B.

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

In April 2007, the Company collected $12,500 in  subscriptions from the February 2007 private placement.  The Company issued  142,046 shares of common stock at a share price of $.088 and warrants to purchase 120,192 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 24,038 shares of common stock at an exercise price of $.088 under the same terms as the investors.

In May 2007, the Company collected $250,000 in  subscriptions from the February 2007 private placement.  The Company issued  2,840,909 shares of common stock at a share price of $.088 and warrants to purchase 5,681,818 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 1,136,364 shares of common stock at an exercise price of $.088 under the same terms as the investors.

The warrants issued to the finder and those issued to the investors were valued at $133,035 and $665,174 respectively at issuance using a Black Scholes valuation model with the following assumptions: volatility of 220%, risk free rate of 4.88% and a term of three years. Fees paid to finders in 2007 amounted to $65,000.

Fees paid to finders of the private placements  in 2007 amounted to $65,000.

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

Note E – Loan Payable, Related Party

Loans payable – related party consist of the following:

September 30, 2007
Loan payable (1)	$7,927
Balance due on consulting agreement (2)	933
Bridge loan payable (3)	175,000
Credit card payable (4)	58,506
$242,366

(1)

Non interest bearing demand loan payable to officer.

(2)

Balance due to Bruce Newman, CEO, in connection with resignation/consulting agreement of 2005, payable monthly,  final payment was due in June 2007.

(3)

In March 2007, a shareholder initially lent the company $175,000 to use as working capital until the Company collected its outstanding subscription receivables. The $175,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon the collection of its outstanding subscription receivables. As of September 30, 2007, interest totaling $9,781 has been accrued and was included in accrued expenses on the consolidated balance sheet.

(4)

Represents purchases made by the Company on an officer’s personal credit card.

Note F – Stock Option Plans

On March 24, 2000, the Company adopted a stock plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the “2000 Plan”).  The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant.  Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee").  Outstanding options must generally be exercised within ten years from the date of grant.  The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee.  In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant.  Through September 30, 2007, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”) under which a total of 1,000,000 shares of common stock were reserved for issuance, subject to approval by stockholders at the Company’s 2005 annual meeting of stockholders.  In November 2004, the Board of Directors increased the number of shares available under the Plan to 2,000,000 and, in March 2005, the Board of Directors authorized a further increase to 4,500,000 shares. Stock options granted pursuant to the 2004 Plan were ratified during the Company’s annual stockholder meeting held on May 18, 2005.  Since the Company’s stock price was $.89 on May 18, 2005, there was no intrinsic value of the options on the date of ratification and accordingly there was no charge against earnings. In August 2006, holders of approximately 63% of our common stock voted to increase the stock option pool of the 2004 Plan to 19,000,000. As of September 30, 2007, options to purchase 17,373,809 shares of common stock are outstanding pursuant to the 2004 Plan including 5,610,000 options to directors, with exercise prices ranging between $.10 and $1.35 per share.  Non-employee director options vest monthly or quarterly over a one-year period and are exercisable over either five or ten year periods.  Most employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods.

Option transactions as of September 30, 2007 are summarized as follows:

	2000 Plan
		Weighted
		Average
		Exercise
	# Shares	Price
Outstanding at beginning of period	2,075,651	$1.70
Granted	-	$-
Exercised	-	$-
Forfeited	(1,419,122)	$1.75
Outstanding at end of period	656,529	$1.58
Exercisable at end of period	656,529	$1.58

	2004 Plan
		Weighted
		Average
		Exercise
	# Shares	Price
Outstanding at beginning of period	18,390,342	$0.22
Granted	-	$-
Exercised	-	$-
Forfeited	(1,016,533)	$0.22
Outstanding at end of period	17,373,809	$0.23
Exercisable at end of period	12,666,090	$0.26

The following summarizes information about non-vested stock options at September 30, 2007:

	# of Shares	Weighted Average Exercise Price	Weighted Remaining Life in Years
Non vested at 12/31/06	11,125,756	$0.16	9.85
Granted	-	-	-
Vested	(5,751,504)	0.15	9.12
Forfeited	(666,533)	0.22	9.05
Non vested at 9/30/07	4,707,719	0.15	9.15

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

Nine Months Ended September 30, 2006
Risk-free interest rate	4.72%
Expected life of options	5 years
Expected dividend yield	0.00%
Expected volatility	189.99%
Weighted average fair value	$.13

The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The Company did not issue any additional stock options during the nine months ended September 30, 2007.

Stock based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2007 was $670,797, $503,334 of which relates to employee compensation, and $167,463 is for options issued to directors.  All of these expenses are recorded in selling general and administrative expense. The unrecognized compensation cost of $588,099 for non-vested options at September 30, 2007 will be recorded over the remaining 2.2 years. As of September 30, 2007, there was no intrinsic value associated with the Company’s outstanding and exercisable stock options.

Note G – Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  The implementation of FIN 48 did not result in any adjustment to the Company’s tax positions.  The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.  As of January 1, 2007 and September 30, 2007, the Company did not have any unrecognized tax benefits.  The accompanying statement of operations do not reflect any income tax expense as a result of the company’s net operating loss carryforward.

Note H – Defaults Under Agreements

Upon the termination of employment of one of the officers of the company in October 2005, $75,907 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year. Interest is payable monthly. All interest owed as of June 30, 2007 has been paid. The principal of the note is payable in four equal quarterly installments beginning January 2007. As of November 14, 2007, no portion of the principal amount has been paid and, as a result, the note is currently in default although the Company continues to make monthly interest payments. Provisions in the note state that upon default, the entire principal amount plus any accrued interest become immediately due and payable by the Company. The Company will seek to renegotiate the note sometime in 2007.

The Company is in default of both of its capital lease obligations due to missed/delinquent payments.  The Company has not been formally served a notice of default and is currently working with both lessees to correct the delinquency. As a result, amounts due are shown as a current liability in the accompanying balance sheet as of September 30, 2007.

On July 22, 2007, notes payable with principal and interest totaling $546,575 came due.  As of November 14, 2007, no portion of principal or interest has been paid and, as a result, the notes are currently in default.  The Company is currently renegotiating the notes.  These amounts are shown as a current liability in the accompanying balance sheet as of September 30, 2007.

As of September 30, 2007, the Company was in arrears $20,918 in September 2007 payroll taxes.

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

Note J-Subsequent Events

In October 2007, the convertible noteholders described in Note B converted an additional $13,260 of principal and interest into 2,103,634 shares of common stock at share prices ranging from $0.00485 to $0.011. As of November 6, 2007, the convertible noteholders have converted an aggregate of $205,874 in principal and interest into 19,633,879 shares of common stock.

In October 2007, we issued warrants to purchase 850,000 shares of common stock at an exercise price of $0.088 to a shareholder for advisory services.  The warrants are exercisable over a three year period.

In November 2007, a shareholder lent the company $105,000 to use as working capital until the Company obtained additional financing.  The $105,000 plus interest calculated at a rate of 10% per annum will be returned to the shareholder upon receipt of subsequent financing.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unless the context otherwise requires, “we,” “our”, “us” and similar phrases refer to Protocall Technologies Incorporated together with is wholly-owned subsidiaries, Protocall Software Delivery Systems, Inc., TitleMatch Entertainment Group, Inc. and Precision Type, Inc.

Overview

Protocall Technologies Incorporated was formed in New York in December 1992.  Until 1998, Protocall was focused primarily on licensing proprietary font software to large businesses and operated through its recently discontinued Precision Type, Inc. subsidiary. Active marketing of Protocall's font software licensing business was discontinued in 2001, when Protocall determined to focus solely on developing its current on-demand distribution business; however, revenues from the font software business continued through June 2004. For much of 2006 and 2007, we have focused on supporting our current software on-demand service, pursuing new customers and content owners and developing our new TitleMatch DVD on-demand service.

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

Our agreements with our suppliers provide for specific payment terms and, as of September 30, 2007, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

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

We provide electronic delivery of digital media products and product marketing services to our clients and end-users through our proprietary technology and rights management systems.  These systems also maintain an electronic inventory of products. The satisfactory performance, reliability and availability of the technology and the underlying network infrastructure are critical to our operations, level of client service, reputation and ability to attract and retain clients.  While we have engaged an outside service company to perform regular service on these systems, we have experienced periodic interruptions, which we believe will continue to occur from time to time.  Any systems damage or interruption that impairs our ability to accept and fill client orders could result in an immediate loss of revenue to us, and could cause us to lose clients.  In addition, frequent systems failures could harm our reputation.

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

Sales of products through our service are highly dependent on the qualitative mix of titles that we are able to license from software publishers and movie studios for inclusion on our service. Although we have executed licensing agreements with software publishers and movie studios covering approximately 1,000 titles, our current product offering is not adequate to achieve sufficient revenue for either a retailer or us to pay for service related equipment and deployment costs.  In order for us to be successful, we will need to improve the quality of titles available through our service.

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

On October 22, 2005 14,551,268 shares of our common stock held under “lock-up” agreements became eligible for sale and their sale or potential sale may depress the market price of our common stock. As shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. In June 2007, we completed a registration of 22,033,322 shares of our common stock. 17,600,000 of these shares are issuable at a substantial discount through the conversion of convertible notes issued in 2006.  We could also register further shares in connection with future financings.  As of September 30, 2007, there were an additional 18,030,338 shares of our common stock issuable upon exercise of outstanding stock options and an additional 85,151,188 shares of our common stock issuable upon exercise of outstanding warrants.  Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control 47.78% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 7.97% and another significant stockholder controls approximately 29.42%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

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

As of November 14, 2007, we had 99,212,484 shares of common stock issued and 99,052,484 shares of common stock outstanding, and convertible notes outstanding that may be converted into an estimated 612,379,400 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines.  All of the shares, including all of the shares issuable upon conversion of the notes, may be sold without restriction once the registration statement recently filed becomes effective. The sale of these shares may adversely affect the market price of our common stock.

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

Pursuant to the Securities Purchase Agreement dated August 8, 2006 as amended, we had until November 17, 2006 to file a registration statement.  Since we did not file a registration statement until February 12, 2007, we are currently in breach of that requirement. As of November 14, 2007, we have incurred a cash penalty of $121,065 due to the late filing.  This penalty may also be paid via issuance of common stock which could result in substantial dilution.

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

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible notes.  Accordingly, we have allocated and registered 17,600,000 shares to cover the conversion of the convertible notes.  In the event that our stock price decreases, the shares of common stock we have allocated and registered for conversion of the convertible notes may not be adequate.  If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of that registration statement.  We are required to maintain the effectiveness of this registration statement until the earliest of (i) the date of which all of the registrable securities have been sold and (ii) the date on which the registrable securities may be immediately sold to the public without registration or restriction.  Additionally, we are obligated to file a registration statement for the shares underlying the convertible notes issued in August 2007.

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

Revenue Model

We employ two revenue models in our Protocall and TitleMatch businesses: one for conventional (“bricks and mortar”) retailers, and another for online/catalog retailers. Under the “bricks and mortar” revenue model, we license content, provide training to store personnel on the use of our service, supply the physical deliverables (CD/DVD discs and cases, packaging and labeling), provide help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, purchases all necessary hardware, supplies prominent space for the consumer touch-screens within their stores as well as an appropriate location for a behind-the-counter production station, and provides promotion for products available through our service. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

For online and catalog retailers, which is applicable to our agreement with TigerDirect.com, the business model differs somewhat.  For these retailers, high-capacity production equipment is used without the need for a consumer touch-screen station. The service can be installed either at our facilities or at the customer’s shipping center. If the service is installed at our facility, it is operated by us and our employees drop-ship products to the retailer’s customer. Under this model, we cover the cost of hardware, which is factored in fees that we charge the retailer.

We secure the right to replicate titles through licensing agreements with content providers, paying a licensing fee to each provider per product vended. In instances where a consumer returns a system-produced product, the content license fee is credited to us.

We expect to be able to improve our licensing terms as the number of locations using our on-demand service increases.  Because our agreements with content providers typically allow for a longer time period to pay the licensing fees due for products sold than the period of time provided to the retailers to pay us for the products produced by the service, we do not anticipate an increase to working capital requirements from this aspect of the business as the business grows. We do not usually prepay or guarantee any minimum license fees to content owners.  Our agreements provide for a fixed selling price for each product licensed through our service.  We invoice our customers on a monthly basis, based on 30-day payment terms, for each unit sold during the prior month.

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

Revenue Recognition

We recognize revenue from retailers’ sales of product through our on-demand service and through Internet retailers, upon shipment to the retail customer or consumer.

Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

Revenue from the licensing of font software is recognized over the licensing period. Revenue from the sale of software and movie products is recognized when the product is delivered or shipped to the customer.

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

Results of Operations

Results of Operations – Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net Income/Loss

We had a net loss of ($1,686,470) for the three months ended September 30, 2006 and a net loss of ($384,782) for the three months ended September 30, 2007.  The decrease in net loss in 2007 was primarily due to a change in value of $1,318,641 of derivative financial instruments. This change in value was due to the decrease in our stock price during the three months ended September 30, 2007.

Net Sales

Net sales for the three months ended September 30, 2007 increased $18,174 or 9.54%, to $208,746 compared to $190,572 for the three months ended September 30, 2006.  This increase is principally due to sales from the Company’s new TitleMatch division.

Research and Development Expenses

Research and development expense, or R&D, increased $79,545 or 768.70%, from $10,348 to $89,893 for the three months ended September 30, 2007 as compared to the same period ended September 30, 2006 due to development of the Company’s TitleMatch system in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $459,308 or 34.56%, to $869,884 for the three months ended September 30, 2007 from $1,329,281 for the three months ended September 30, 2006.

Consulting expenses decreased $83,960 in 2007, or 49.36%, to $86,140 from $170,100 in 2006, due to the greater use of outside consultants in 2006 to assist in accounting and marketing matters.

Employee compensation increased $73,153 or 22.99% from $318,171 in 2006 to $391,324 in 2007 due to a charge of $144,324 for the fair value of stock options earned during the three months ended September 30, 2007 as compared to a charge of $109,176 for the three months ended September 30,2006 and a reduction in personnel in 2006.

Depreciation and amortization decreased by $275,661 or 92.89% to $21,094 in 2007 from 296,756 in 2006 due to assets becoming fully depreciated at the end of 2006.

Legal and professional expenses decreased $46,835 in 2007, or 61.18% to $29,712 from $76,547 in 2006 due to expenses from litigation in 2006.

Penalties and fees decreased $99,710 in 2007, or 99.23% to $778 in 2007 from $100,488 in 2006 due to penalties incurred from litigation in 2006.

Interest and Finance Charges

Interest expense decreased $891,315, or 55.42%, to $716,838 from $1,608,153, for 2007 as compared to 2006 due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006.  Finance expense increased $63,894, or 967.52%, to $70,498 from $6,604 for 2007 as compared to 2006.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives decreased $127,360 for the three months ended September 30, 2007 to $1,318,641, or 10.69% as compared to $1,191,281 for the three months ended September 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to a decrease in our stock price during the three months ended September 30, 2007.

Results of Operations – Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net Loss from Continuing Operations

We had a net loss of $(3,543,533) and net income of $438,077 for the nine months ended September 30, 2006 and 2007, respectively.  Net income during the nine months ended September 30, 2007 was primarily due to a net change in the fair value of derivatives of $4,529,917 from convertible notes. The change in value of the derivatives was a result of the decrease in our stock price during the nine months ended September 30, 2007.  We had an operating loss of $(2,892,582) for the nine months ended September 30, 2007.

Net Sales

Net sales for the nine months ended September 30, 2007 increased $194,205, or 35.63%, to $739,198 compared to $544,993 for the nine months ended September 30, 2006.  This increase is due to revenue from our TitleMatch division as well as a custom sale to our principal software customer.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was $140,012, or 18.9% of net sales, as compared to $122,024, or 22.3% of net sales, for the comparable period ended September 30, 2006.

Research and Development Expenses

Research and development expense, or R&D, increased $182,043 or 308.6%, from $58,991 to $241,034, for the nine months ended September 30, 2007 as compared to the same period ended September 30, 2006.  The increase in R&D was primarily due to enhancements made to our TitleMatch system in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $280,492, or 9.13%, to $2,741,559 for the nine months ended September 30, 2007 from $3,072,051 for the nine months ended September 30, 2006.

Legal expenses decreased $102,044 in 2007, or 58.98%, to $70,968 from $173,012 in 2006, due to fees involved with litigation in 2006.

Accounting fees increased $129,950 in 2007, or 120.97% , to $237,375 in 2007 from $107,425 in 2006 due to additional fees incurred relating to the filing of a registration statement in May 2007 and additional audit fees related to convertible notes issued in August, September and November 2006 and May 2007.

Deployment expenses decreased $83,908 in 2007, or 81.50% to $19,049 from $102,957 in 2006.

Employee compensation increased $450,737 or 53.64% from $840,237 in 2006 to $1,290,974 in 2007 due to a charge of $503,334 for the fair value of stock options earned during the nine months ended September 30, 2007 (the total charge during the period of 670,797 includes options issued to directors) as opposed to a charge of $109,176 for the nine months ended September 30, 2006.

Investor relations decreased $173,794 in 2007, or 65.99% from $263,378 for the nine months ended September 30, 2006 to $89,584 for the nine months ended September 30, 2007 due primarily to a charge of $116,539 for stock issued a third party IR firm and increased use of IR firms in 2006.

Depreciation and amortization decreased $466,660 or 88.06% from $529,933 in 2006 to $63,273 in 2007 due to assets becoming fully depreciated in 2006.

Penalties and fees decreased $42,575 or 42.14% to $58,465 in 2007 from $101,040 in 2006 due to penalties accrued relating to the registration of the convertible notes discussed in Note B.

Interest and Finance Charges

Interest expense decreased $604,893, or 36.60%, to $1,047,678 from $1,652,573, for 2007 as compared to 2006 due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006.  Finance expense increased $89,517, or 135.10%, to $155,778 from $66,262 for 2007 as compared to 2006.  This increase was due to finance charges relating to the amortization of deferred financing fees stemming from the issuance of convertible notes in the second and third quarters of 2006 and May , July and August 2007.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives increased $3,338,636 to $(4,529,917) for the nine months ended September 30, 2007, or 280.26% as compared to $(1,191,281) for the nine months ended September 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to the decrease in our stock price during the nine months ended September 30, 2007 and additional notes issued in July and August 2007.

Liquidity and Capital Resources

At September 30, 2007 we had a working capital deficit of $(3,241,462).  At September 30, 2007, we had an accumulated deficit in the amount of $(43,667,500).

The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.  As of November 14, 2007, we had a cash balance of approximately $11,140.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005.  The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys’ fees, and cost.  The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in PSD.  We filed a cross complaint asserting claims for breach of contract, restitution of money and declaratory relief. We also sought recovery of $43,700 for the value of equipment not returned to us by Code Ventures. On September 13, 2006, the parties participated in mediation.  As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff’s two post-settlement motions, for attorneys’ fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys’ fees and costs.  All payments have been made and the plaintiff has since filed an Acknowledgement of Satisfaction of Judgment in Full with the court and the matter has been concluded.

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

In May 2007, the Company collected $250,000 in additional subscriptions from the February 2007 private placement.  The Company issued an additional 2,840,909 shares of common stock at a share price of $.088 and warrants to purchase 5,681,818 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement.  The finder who assisted with the private placement was issued a warrant to purchase 1,136,364 shares of common stock at an exercise price of $.088 under the same terms as the investors.

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

Reports on Form 8-K

For the six months ended September 30, 2007;

1.

We filed a Current Report on Form 8-K on January 31, 2007 regarding year end results of operations.

2.

We filed a Current Report on Form 8-K on June 6, 2007 regarding entry into a financing agreement.

3.

We filed a Current Report on Form 8-K on August 1, 2007 regarding second quarter revenues.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTOCALL TECHNOLOGIES INCORPORATED

November 19, 2007	By:	/s/ Bruce Newman
Bruce Newman
Chief Executive Officer
(Principal Executive and Financial Officer and Principal Accounting Officer)