Form 10QSB/A
period 2007-03-31
PROTOCALL TECHNOLOGIES INC
filed 2008-05-16
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PROTOCALL TECHNOLOGIES INCORPORATED

(Exact name of small business issuer as specified in its charter)

———————

NEVADA	333-_________	41-2033500
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

47 Mall Drive, Commack, NY 11725-5717

(Address of Principal Executive Office) (Zip Code)

(631) 543-3655

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

As of May 15, 2007, there were 76,370,651 shares of Common Stock issued and 76,290,651 outstanding.

———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended March 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2007 (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements at, and for the three months ended, March 31, 2007 and the notes related thereto and the related sections of MD&A and Item 3 Controls and Procedures. The decision to restate these condensed consolidated financial statements was made to reflect the correction of the accounting for warrants issued in connection with a private placement in February 2007. For a more detailed description of the restatement, see Note A3 - Restatement of March 31, 2007 Financial Results to the accompanying condensed consolidated financial statements contained in this Form 10-QSB/A. The restatement had no impact on total stockholders’ deficiency.

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Items 1, 2 and 3 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10 KSB for the year ended December 31, 2007, which will be filed concurrently with or shortly after the filing of this Form 10-QSB/A, or other reports filed with the SEC subsequent to the date of this filing.

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheet

Part I – Financial Information

Item 1 – Financial Statements

	March 31, 2007	December 31, 2006
	(Unaudited)	(Derived from
	Restated –see note A 3	Audited Financial
ASSETS		Statements)
Current assets:
Cash	$59,483	$28,858
Accounts receivable, net	75,985	243,038
Inventory	39,615	44,955
Total current assets	175,083	316,851

Property and equipment, net	75,759	96,240
Patents, net	22,591	23,199
Deferred financing costs, net	316,535	348,875
Deferred lease costs		19,489
Security deposits	20,825	20,825
Other assets	50,000	50,000
TOTAL ASSETS	$660,793	$875,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$794,857	$851,951
Accrued expenses	747,481	550,953
Payroll taxes payable	89,796	69,106
Deferred revenue	16,250	17,500
Loan payable – related party	248,986	71,273
Accrued salaries – officers/stockholders	317,634	317,634
Loan payable	50,469	52,202
Other notes payable, including accrued interest of $ 7,512 and $8,251 at December 31, 2006 and March 31, 2007 respectively	158,033	157,294
Notes payable – related party, including accrued interest of $40,483 and $44,629 at December 31, 2006 and March 31, 2007 respectively	459,194	455,048
Current portion of obligations under capital leases	287,014	276,412
Total current liabilities	3,169,714	2,819,373
Loans payable, less current portion	50,839	54,304
Obligations under capital leases, less current portion	210,853	277,865
Financial instrument liability	7,070,143	4,717,544
Convertible notes payable, including accrued interest of $31,783 net of discount of $1,698,474 at December 31, 2006 and accrued interest of $62,050, net of discount of $1,593,594 at March 31, 2007	486,997	351,059
Total liabilities	10,988,546	8,220,145
Commitments and contingencies (Note H)
Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 and 76,370,651 issued and 71,319,060 and 76, 290,651 outstanding at December 31, 2006 and March 31, 2007 respectively	76,370	71,398
Treasury stock, 80,000 shares, at cost	(80)	(80)
Additional paid-in capital	36,936,081	36,689,593
Accumulated deficit	(47,340,124)	(44,105,577)
Total stockholders’ deficit	(10,327,753)	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$660,793	$875,479

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	Restated See Note A3

Net sales	$257,356	$194,610
Cost of sales	212,804	149,320
Gross profit	44,552	45,290
Selling, general and administrative expenses	1,071,888	1,034,155
Research and development expenses	52,376	24,597
Operating loss	(1,079,712)	(1,013,462)
Interest expense	(206,187)	(42,750)
Change in fair value of financial instrument liability	(1,952,848)	-
Other income	4,200	4,200
Net loss	$(3,234,547)	$(1,052,012)
Per share data-basic and diluted:
Net loss	$(.04)	$(.02)
Weighted average number of shares-basic and diluted	73,915,335	50,510,623

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficiency

Restated (see Note A3)

	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance 12/31/06	71,399,060	$71,398	(80,000)	(80)	$36,689,593	($44,105,577)	($7,344,666)
Common shares issued in private placements- net of costs	4,468,969	4,469			(4,469)		-
Common shares issued due to anti dilution provisions	502,622	503			(503)
Stock based compensation expense					251,460		251,460
Net Loss						(3,234,547)	(3,234,547)
Balance 3/31/07 (unaudited)	76,370,651	$76,370	(80,000)	(80)	$36,936,081	($47,340,124)	($10,327,753)

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	Restated see Note A3
Cash flows from operating activities:
Net loss from operations	$(3,234,547)	$(1,052,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,089	166,066
Investor services expense	791	68,077
Warrants issued for settlement and subsequent change in fair value	-	49,977
Conversion of accrued salary to note payable	-	75,906
Change in value of derivative financial instrument	1,952,848	-
Equity compensation cost	251,460	170,399
Amortization of deferred financing costs	32,340	-
Amortization of deferred lease costs	19,489	19,479
Amortization of note discounts	104,880	-
Changes in:
Accounts receivable	167,053	3,052
Inventory	5,341	4,796
Prepaid expenses and other current assets	-	20,512
Accounts payable	(57,095)	(43,939)
Accrued expenses	196,528	(22,904)
Payroll taxes payable	20,690	-
Accrued salaries	-	(76,669)
Deferred revenue	(1,250)	-
Accrued interest on notes payable	35,152	4,939
Net cash used in operating activities	(485,231)	(612,321)

Cash flows from financing activities:
Proceeds from issuance of common stock	399,751	345,000
Proceeds from loan payable related party	190,913	-
Repayment of loan payable	(5,198)	(1,825)
Repayment of loan payable - related party	(13,200)	-
Repayment of capitalized lease obligations	(56,410)	(57,061)
Net cash provided by financing activities	515,856	286,114

Net increase/( decrease) in cash	30,625	(326,207)

Cash - beginning of period	28,858	402,221
Cash - end of period	$59,483	$76,014

Supplemental cash flow information:
Cash paid for:
Interest	$12,651	$15,804
Income taxes	$-	$791
Non cash transactions:
Stock issued for services	$-	$68,077
Stock issued for settlement	$-	$140,000
Warrants issued with common stock	$399,751	$-
Stock issued for anti-dilution provisions	$503	$-

See notes to condensed consolidated financial statements

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB  of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

[2]

Going concern:

The Company incurred net losses for the three months ended March 31, 2007 and 2006 of $(3,234,547) and $(1,052,012), respectively, and has an accumulated deficit of $(47,340,124) at March 31, 2007.

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

[3]         Restatement:

The Company has restated its condensed consolidated financial statements for the quarter ended March 31, 2007,  to correct the accounting for certain “tainted” warrants issued with a private offering of common stock (“private offering”) in February 2007.  The corrected accounting reclassifies the fair value of the “tainted” warrants in excess of the cash received in the private offering to change in fair value of financial instruments. Previously the excess fair value was included in additional paid in capital in the quarter ended March 31, 2007.

The effect of the restatement on specific amounts provided in the condensed consolidated financial statements is as follows:

	March 31, 2007
	As previously Reported	As restated
Condensed Consolidated Balance Sheet

Additional Paid in Capital	$36,411,347	$36,936,081
Accumulated Deficit	$(46,815,390)	$(47,340,124)

	Three Months Ended
	March 31, 2007
	As previously Reported	As restated
Condensed Consolidated Statement of Operations

Change in fair value of financial instrument liability	$(1,428,114)	$(1,952,848)
Net Loss	$(2,709,813)	$(3,234,547)

	Three Months Ended
	March 31, 2007
	As previously Reported	As restated
Condensed Consolidated Statement of Cash Flows

Net Loss from operations	$(2,709,813)	$(3,234,547)
Change in fair value of financial instrument liability	$1,428,114	$1,952,848
Non cash transactions:
Warrants issued for finders fee	$154,081	$-
Warrants issued with common stock	$770,404	$399,751

The Company has also restated footnote C- 2007 Private Offerings to its condensed consolidated financial statements to include the fair value in excess of the cash received in the private offering.

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

[8]

Inventory

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market. DVD and CD media purchased in the inventory purchase of September 2006 are valued at the lower of cost or market.

[9]

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

[10]

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

[11]

Basis of consolidation:

The consolidated financial statements include the accounts of Protocall Technologies Incorporated and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

[12]

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

The warrants issued to the finder and those issued to the  investors were valued at $154,081 and $770,404 respectively at issuance using a Black Scholes valuation model with the following assumptions: volatility of 220%,  risk free rate of 4.54% and a term of three years. The fair value of the warrants, received in connection with this private offering, was $524,734 in excess of cash received. This is included in the change in fair value of the financial instrument liability in the condensed consolidated statement of operations on the date of issuance.

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
$248,986

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net Loss from  Operations.  We had net losses from  operations of $(3,234,547) and $(1,052,012) for the three months ended March 31, 2007 and 2006, respectively.  During these periods, operations were financed through various equity and debt private financing transactions.

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

Change in Fair Value of Financial Instrument Liability.  The net change in the fair value of derivatives increased $1,952,848 for the three months ended March 31, 2007, or 100% as compared to none for the three months ended March 31, 2006, due to the valuation of convertible notes issued in August, September and November 2006.

Liquidity and Capital Resources

At March 31, 2007 we had a working capital deficit of $(2,994,631).  At March 31, 2007, we had an accumulated deficit in the amount of $(47,340,124). The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels and capital raising activities.  As of May 17, 2007, we had a cash balance of approximately $13,300.

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

As a result of the restatements noted on April 8, 2008 our principal executive officer and principal financial officer concluded that a material weakness existed at March 31, 2007 with regard to accounting for complex transactions such as derivatives associated with the Company’s convertible notes.

There have been no other changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PROTOCALL TECHNOLOGIES INCORPORATED

By:	/s/ Bruce Newman
Bruce Newman
Chief Executive Officer
(Principal Executive and Financial Officer and Principal Accounting Officer)