Form 10QSB/A
period 2007-06-30
PROTOCALL TECHNOLOGIES INC
filed 2008-05-16
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PROTOCALL TECHNOLOGIES INCORPORATED

(Exact name of small business issuer as specified in its charter)

———————

NEVADA	333-	41-2033500
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.		Yes		No
———————
Transitional Small Business Disclosure Format (check one):		Yes	X	No

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended June 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2007 (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements at, and for the three and six months ended, June 30, 2007 and the notes related thereto and the related sections of MD&A and Item 3 Controls and Procedures. The decision to restate these condensed consolidated financial statements was made to reflect the correction of  the accounting for certain derivative warrants issued in February, April and May 2007 and to correct the accounting for conversions of convertible notes.For a more detailed description of the restatement, see Note A3- Restatement of June 30, 2007 Financial Results to the accompanying condensed consolidated financial statements contained in this Form 10-QSB/A.

________________________. For a more detailed description of the restatement, see Note A3_ - Restatement of June 30, 2007 Financial Results to the accompanying consolidated financial statements contained in this Form 10-QSB/A.

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

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

Part I – Financial Information

Item 1 – Financial Statements

	June 30, 2007	December 31, 2006
	(Unaudited)	(Derived from
	Restated see Note A3	Audited Financial
ASSETS		Statements)
Current assets:
Cash	$66,506	$28,858
Accounts receivable, net	85,157	243,038
Inventory	8,087	44,955
Total current assets	159,750	316,851
Property and equipment, net	55,278	96,240
Patents, net	21,983	23,199
Deferred financing costs, net	323,084	348,875
Deferred lease costs		19,489
Security deposits	20,825	20,825
Other assets	50,000	50,000
TOTAL ASSETS	$630,920	$875,479
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$955,150	$851,951
Accrued expenses	565,174	550,953
Payroll taxes payable	72,786	69,106
Deferred revenue	15,000	17,500
Loan payable - related party	242,777	71,273
Accrued salaries - officers/stockholders	317,634	317,634
Loan payable	50,469	52,202
Other notes payable, including accrued interest of $ 7,512 and $8,978 at December 31, 2006 and June 30, 2007 respectively	158,760	157,294
Notes payable - related party, including accrued interest of $40,483 and $48,706 at December 31, 2006 and June 30, 2007 respectively	463,272	455,048
Current portion of obligations under capital leases	434,995	276,412
Total current liabilities	3,276,017	2,819,373
Loans payable, less current portion	47,474	54,304
Obligations under capital leases, less current portion	-	277,865
Financial instrument liability	3,609,418	4,717,544
Convertible notes payable, including accrued interest of $31,783 net of discount of $1,698,474 at December 31, 2006 and accrued interest of $93,593, net of discount of $1,780,434 at June 30, 2007	779,909	351,059
Total liabilities	7,712,818	8,220,145
Commitments and contingencies (Note H)
Stockholders' deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 and 81,009,415 issued and 71,319,060 and 80,849,415 outstanding at December 31, 2006 and June 30, 2007 respectively	81,009	71,398
Treasury stock, 160,000 shares, at cost	(160)	(80)
Additional paid-in capital	37,244,631	36,689,593
Accumulated deficit	(44,407,378)	(44,105,577)
Total stockholders' deficit	(7,081,898)	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$630,920	$875,479

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Restated see Note A3		Restated see Note A3
Net sales	$530,452	$354,420	$273,096	$159,810
Cost of sales	434,130	304,831	221,327	155,510
Gross profit	96,322	49,589	51,769	4,300
Selling, general and administrative expenses	(1,921,675)	(1,731,406)	(849,787)	(697,251)
Research and development expenses	(151,141)	(48,643)	(98,765)	(24,046)
Operating loss	(1,976,494)	(1,730,460)	(896,783)	(716,997)
Interest expense, including amortization of
debt discount and beneficial conversion
feature of debt	(453,112)	(109,759)	(246,925)	(67,009)
Change in fair value of financial instrument liability	2,123,605	(5,682)	4,076,453	(5,682)
Loss on disposal of fixed assets		(19,562)		(19,562)
Other income	4,200	8,400	-	4,200
Net (Loss) Income	$(301,801)	$(1,857,063)	$2,932,745	$(805,050)
Weighted average number of shares - basic	76,329,851	52,546,370	78,533,105	54,559,745
Weighted average number of shares - diluted	76,329,851	52,546,370	188,196,267	54,559,745
Earnings per share - basic	$(0.00)	$(0.04)	$0.04	$(0.01)
Earnings per share - diluted	$(0.00)	(0.04)	0.01	(0.01)

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficiency

Restated (See Note A3)

(Unaudited)

	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance 12/31/06	71,399,060	$71,398	(80,000)	(80)	$36,689,593	$(44,105,577)	$(7,344,666)
Common shares issued in private placements- net of costs	7,451,8530	7,452			(7,452)		-
Common shares issued due to anti dilution provisions	502,622	503			(503)		-
Stock based compensation expense					466,983		466,983
Common Shares issued to consultant	225,000	225			20,025		20,250
Common Shares Issued for Convertible Notes	1,430,810	1,431			49,569		51,000
Reduction in financial instrument liability due to note conversions					26,358		26,358
Stock Forfeiture			(80,000)	(80)	80
Net Loss						(301,801)	(301,801)
Balance 6/30/07 (unaudited)	81,009,415	$81,009	(160,000)	(160)	$37,244,631	$(44,407,378)	$(7,081,898)

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows restated see note A3

	Six months ended June 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Restated See Note A3
Cash flows from operating activities:
Net loss from operations		$(301,801)		$(1,857,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		42,178		191,907
Loss on disposal of fixed assets				19,562
Value of warrant liability issued for services		64,962		116,539
Common stock issued for services		20,250
Financing expense related to warrant issuance				20,700
Change in value of warrant issued for settlement				18,096
Change in value of derivative financial instrument		(2,123,605)		5,682
Equity compensation cost		466,983		202,887
Amortization of deferred financing costs		65,791		64,583
Amortization of deferred lease costs		19,489		38,958
Amortization of note discounts		259,892		-
Changes in:
Accounts receivable		157,881		(47,704)
Inventory		36,869		10,359
Prepaid expenses and other current assets		-		42,467
Security deposits		-		(6,392)
Accounts payable		103,200		148,963
Accrued expenses		14,220		(215,034)
Payroll taxes payable		3,680		475
Accrued salaries		-		(765)
Deferred revenue		(2,500)		20,000
Accrued interest on notes payable		71,500		9,880
Net cash used in operating activities		(1,101,011))		(1,215,900)
Cash flows from investing activities:
Purchase of property and equipment		-		(1,350)
Net cash used in investing activities		-		(1,350)
Cash flows from financing activities:
Proceeds from issuance of common stock		635,000		840,000
Proceeds from loan payable related party		193,504		-
Proceeds from issuance of convertible notes		500,000		100,000
Finder’s fee in connection with issuance of convertible notes		(40,000)
Repayment of loan payable		(8,563)		(250)
Repayment of loan payable - related party		(22,000)		-
Repayment of capitalized lease obligations		(119,282)		(87,639)
Net cash provided by financing activities		1,138,659		852,111
Net increase/(decrease) in cash		37,648		(365,139)
Cash - beginning of period		28,858		402,221
Cash - end of period		$66,506		$37,082
Supplemental cash flow information:
Cash paid for:
Interest		$23,768		$26,720
Income taxes	$			$-
Non cash transactions:
Warrants issued for services	$			$45,005
Stock issued for settlement	$			$140,000
Warrants issued with common stock		$635,000		$-
Discount on convertible notes payable		$341,852		$-
Retirement of common shares into treasury stock		$80	$
Conversion of note payable to common stock		$51,000	$
Stock issued for anti-dilution provisions		$503	$

See notes to condensed consolidated financial statements

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and  Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

[2]

Going concern:

The Company incurred operating losses for the six months ended June 30, 2007 and 2006 of $(1,976,494) and $(1,730,460), respectively, and has a working capital deficit of $(3,116,266) and  accumulated deficit of $(44,407,378) at June 30, 2007.  The Company incurred a net loss for the year ended December 31, 2006 of $(5,988,672) and had an accumulated deficit of $(44,105,577) at December 31, 2006.

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

[3]         Restatement:

The Company has restated its condensed consolidated financial statements for the quarter ended June 30, 2007,  to correct the accounting for certain “tainted” warrants issued with a private offering of common stock (“private offering”) in February, April and May 2007.  The corrected accounting reclassifies the fair value of the “tainted” warrants in excess of the cash received in the private offering to change in fair value of financial instruments. Previously the excess fair value was included in additional paid in capital in the quarters ended March 31, 2007 and June 30, 2007 and deemed dividend in the quarter ended June 30, 2007. Additionally, the Company is correcting the accounting to reclassify the fair value of the conversion option upon a debt conversion to additional paid in capital and any unaccreted discount associated with the conversion to interest expense. Previously, the unaccreted discount was recorded to additional paid in capital rather than  interest expense.

The effect of the restatement on specific amounts provided in the condensed consolidated financial statements is as follows:

	June 30, 2007
	As previously Reported	As restated
Condensed Consolidated Balance Sheet
Additional Paid in Capital	$36,119,970	$37,244,631
Accumulated Deficit	$(43,282,717)	$(44,407,378)

	Six Months Ended		Three Months Ended
	June 30, 2007		June 30, 2007
Condensed Consolidated Statement of Operations	As previously Reported	As restated	As previously Reported	As restated
Interest Expense, including amortization of debt discount and beneficial conversion feature	$(416,122)	$(453,112)	$(209,935)	$(246,925)
Change in fair value of financial instrument liability	$3,211,276	$2,123,605	$4,639,390	$4,076,453
Net Income (Loss)	$822,860	$(301,801)	$3,532,672	$2,932,745
Deemed Dividend	$(1,095,123)	$-	$(1,095,123)	$-
Net Loss available to common shareholders	$(272,263)	$(301,801)	$2,437,549	$-
Earnings per share basic	$0.00	$(0.00)	$0.04	$0.04
	$0.00	$(0.00)	$(0.01)	$0.01

	Six Months Ended
	June 30,2007
Condensed Consolidated Statement of Cash Flows	As previously Reported	As restated
Net Income (Loss) from operations	$822,860	$(301,801)
Change in fair value of financial instrument liability	$(3,211,276)	$(2,123,605)
Net cash used in operating activities	$(1,064,021)	$(1,101,011)
Conversion of Convertible Notes	$(36,990)	$-
Net cash provided by financing activities	$1,101,669	$1,138,659
Non cash transactions:
Warrants issued for finders fee	$287,116	$-
Warrants issued with common stock	$1,435,578	$635,000
Conversion of note payable to common stock	$-	$51,000

The Company has also restated footnote B- Derivative Liabilities and Convertible Notes Payable, footnote C- 2007 Private Offerings and footnote A7  to its condensed  consolidated financial statements to include the fair value in excess of the cash received in the private offering.

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

[7]

Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2006
Stock options	18,923,751	5,349,300	5,349,300
Warrants (1)	63,151,188	13,498,151	13,498,151
Convertible notes	102,781,250	1,708,093	1,708,093
Total dilutive shares	184,856,189	20,555,544	20,555,544

 (1) As of December 31, 2006, 48,187,225 warrants had been issued.  At June 30, 2007 there were 63,151,188 warrants outstanding.

The following table presents the computation of basic and diluted earnings per share of common stock:

	Six Months Ending June 30,		Three Months Ending June 30,
	2007	2006	2007	2006
Net (Loss) Income available to common shareholders	$(301,801)	$(1,857,063)	$2,932,745	$(805,050)
Less: Change in fair value of embedded conversion feature			(4,076,453)
Add back: Interest and Discount Amortization	-	-	192,012	-
Diluted Net (Loss) Income	$(301,801)	$(1,857,063)	$2,655,186	$(805,050)
Weighted average number of shares - basic	76,329,851	52,546,370	78,533,105	54,559,745
Effect of potentially diluted shares	-	-	109,663,162	-
Weighted average number of shares - diluted	76,329,851	52,546,370	188,196,267	54,559,745
Earnings per share - basic	$(0.00)	$(0.04)	$0.04	$(0.01)
Earnings per share - diluted	$(0.00)	$(0.04)	$0.01	$(0.01)

[8]

Inventory:

Inventory, consisting primarily of blank CDs, CD cases and other supplies associated with products distributed on the Company's virtual inventory system, are valued at the lower of cost (first-in, first-out) or market.

[9]

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

[13]

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

The following table summarizes the change in the value of the convertible notes and all outstanding warrants at June 30, 2007:

Value of Financial Instrument Liability at 12/31/06	$4,717,544
Value of warrants issued in 2007	1,787,657
Embedded derivatives in connection with notes issued in 2007	341,851
Reclassification of liability due to conversions	(26,358)
Fair value of warrants issued in excess of proceeds from private offering	(1,087,671)
Change in value	(2,123,605)
Value at 6/30/07	$3,609,418

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

The warrants issued to the finder and those issued to the  investors were valued at $133,035 and $665,174 respectively at issuance using a Black Scholes valuation model with the following assumptions: volatility of 220%,  risk free rate of 4.88% and a term of three years. The fair value of the warrants, received in connection with all the private offerings, was $1,087,671 in excess of cash received. This is included in the change in fair value of the financial instrument liability in the condensed consolidated statement of operations on the date of issuance.

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

We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success.  We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights.  We have entered into confidentiality and non-

disclosure agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information.  See “Business – Patents and Intellectual Property.”  These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.  We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

Results of Operations

Results of Operations – Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net  Income/Loss

We had a net loss of ($805,050) for the three months ended June 30, 2006 and net income of $2,932,745 for the three months ended June 30,  2007.  The increase in 2007 was primarily due to a change in value of $4,076,453 of derivative financial instruments. This change in value was due to the decrease in our stock price during the three months ended June 30, 2007.

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

Interest and Finance Charges

Interest expense increased $192,325, or 909.42%, to $213,473 from $21,148, for 2007 as compared to 2006 due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006 and second quarter of 2007.  Finance expense decreased $6,727, or 16.74%, to $33,451 from $40,179 for 2007 as compared to 2006.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives increased $4,082,135 for the three months ended June 30, 2007 to $4,076,453, or 71,843% as compared to $(5,682) for the three  months ended June 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to a decrease in our stock price during the three months ended June 30, 2007.

Results of Operations – Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net Loss

We had  a net losses of $(1,857,063) and  $(301,801) for the six months ended June 30, 2006 and 2007, respectively.    We had an operating loss of $(1,976,494) for the six months ended June 30, 2007.

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

Interest and Finance Charges

Interest expense increased $323,412, or 728.09%, to $367,831 from $44,419, for 2007 as compared to 2006. due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006 and second quarter of 2007.  Finance expense increased $25,623, or 42.95%, to $85,281 from $59,658 for 2007 as compared to 2006.  This increase was due to finance charges relating to the amortization of deferred financing fees stemming from the issuance of convertible notes in the second and third quarters of 2006 and May 2007.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives decreased $2,129,287 to $(2,123,605) for the six months ended June 30, 2007, or 37,474% as compared to $5,682 for the six  months ended June 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to the decrease in our stock price during the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2007 we had a working capital deficit of $(3,116,266).  At June 30, 2007, we had an accumulated deficit in the amount of $(44,407,378).

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

As a result of the restatements noted on April 8, 2008 our principal executive officer and principal financial officer concluded that a material weakness existed at June 30, 2007 with regard to accounting for complex transactions such as derivatives associated with the Company’s convertible notes.

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