Form 10QSB/A
period 2007-09-30
PROTOCALL TECHNOLOGIES INC
filed 2008-05-16
CIK 1171180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended September 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2007_ (the “Original Filing”), is being filed to reflect the restatement of our condensed consolidated financial statements at, and for the three and nine months ended, September 30, 2007 and the notes related thereto and the related sections of MD&A and Item 3 Controls and Procedures. The decision to restate these condensed  consolidated financial statements was made to reflect the correction of  the accounting for certain derivative warrants issued in February, April and May 2007 and to correct the accounting for conversions of convertible notes.

For a more detailed description of the restatement, see Note A3_ - Restatement of September 30, 2007 Financial Results to the accompanying condensed consolidated financial statements contained in this Form 10-QSB/A.

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

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

Part I – Financial Information

Item 1 – Financial Statements

	Sept 30, 2007	Dec 31, 2006
	(Unaudited)	(Derived from
	Restated see Note A3	Audited Financial
ASSETS		Statements)
Current assets:
Cash	$18,622	$28,858
Accounts receivable, net	92,690	243,038
Inventory	4,988	44,955
Total current assets	116,300	316,851

Property and equipment, net	37,259	96,240
Patents, net	21,371	23,199
Deferred financing costs, net	358,994	348,875
Deferred lease costs	—	19,489
Security deposits	20,825	20,825
Other assets	—	50,000
TOTAL ASSETS	$554,749	$875,479

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$947,813	$851,951
Accrued expenses	699,313	550,953
Payroll taxes payable	88,517	69,106
Deferred revenue	13,750	17,500
Loan payable - related party	242,366	71,273
Accrued salaries - officers/stockholders	317,634	317,634
Loan payable	50,469	52,202
Other notes payable, including accrued interest of $ 7,512 and $9,723 at December 31, 2006 and September 30, 2007 respectively	159,505	157,294
Notes payable - related party, including accrued interest of $40,483 and $52,886 at December 31, 2006 and September 30, 2007 respectively	467,451	455,048
Current portion of obligations under capital leases	370,944	276,412
Total current liabilities	3,357,762	2,819,373

Loans payable, less current portion	46,776	54,304
Obligations under capital leases, less current portion		277,865
Financial instrument liability	2,957,867	4,717,544
Convertible notes payable, including accrued interest of $31,783 net of discount of $1,698,474 at December 31, 2006 and accrued interest of $133,544, net of discount of $1,986,819 at September 30, 2007	1,075,108	351,059
Total liabilities	7,437,513	8,220,145

Commitments and contingencies (Note H)
Stockholders' deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized, 71,399,060 and 97,108,850 issued and 71,319,060 and 96,948,850 outstanding at December 31, 2006 and September 30, 2007 respectively	97,109	71,398
Treasury stock, 160,000 shares, at cost	(160)	(80)
Additional paid-in capital	37,636,824	36,689,593
Accumulated deficit	(44,616,537)	(44,105,577)
Total stockholders' deficit	(6,882,764)	(7,344,666)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$554,749	$875,479

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)
	Restated See Note A3		Restated See Note A3

Net sales	$739,198	$544,993	$208,746	$190,572
Cost of sales	599,186	422,969	165,055	118,137

Gross profit	140,012	122,024	43,691	72,435

Selling, general and administrative expenses	(2,791,560)	(3,072,051)	(869,885)	(1,329,281)
Research and development expenses	(241,034)	(58,991)	(89,893)	(10,348)

Operating loss	(2,892,582)	(3,009,018)	(916,087)	(1,267,194)

Interest expense, including amortization of debt discount and beneficial conversion feature of debt	(1,203,458)	(1,718,834)	(750,346)	(1,614,757)

Change in fair value of financial instrument liability	3,580,880	1,191,281	1,457,275	1,191,281
Loss on disposal of fixed assets	—	(19,562)	—	—
Other income	4,200	12,600	—	4,200

Net Loss	$(510,960)	$(3,543,533)	$(209,158)	$(1,686,470)

Weighted average number of shares – basic and diluted	81,280,767	57,854,316	90,846,163	68,297,350

Earnings per share – basic and diluted	$(0.01)	$(0.06)	$(0.00)	$(0.02)

See notes to condensed consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficiency

Restated (see Note A3)

(Unaudited)

					Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Deficiency
	Common Stock		Treasury Stock at Cost
	Shares	Amount	Shares	Amount
Balance 12/31/06	71,399,060	$71,398	(80,000)	(80)	$36,689,593	$(44,105,577)	$(7,344,666)
Common shares issued in private placements - net of costs of $65,000	7,451,853	7,452			(7,452)		—
Common shares issued due to anti dilution provisions	502,622	503			(503)		—
Stock based compensation expense					670,797		670,797
Common Shares issued consultant	225,000	225			20,025		20,250
Common Shares Issued for Convertible Notes	17,530,245	17,531			171,836		189,367
Reduction in Financial Instrument Liability due to Note Conversions					92,448		92,448
Stock Forfeiture			(80,000)	(80)	80
Net Loss						(510,960)	(510,960)
Balance 9/30/07 (unaudited)	97,108,850	$97,109	(160,000)	(160)	$37,636,824	$(44,616,537)	$(6,882,764)

See notes to condensed  consolidated financial statements

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	Restated see Note A3
Cash flows from operating activities:
Net loss from operations	$(510,960)	$(3,543,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense for embedded derivative instruments	337,932	1,584,693
Depreciation and amortization	63,272	325,690
Loss on disposal of fixed assets	—	19,562
Common stock and warrants issued for services	85,213	173,463
Warrants issued for settlement	—	15,224
Change in value of derivative financial instrument	(3,580,880)	(1,191,281)
Equity compensation cost	670,797	312,063
Write off of deferred selling costs	—	204,488
Amortization of deferred financing costs	116,289	7,825
Amortization of deferred lease costs	19,489	58,437
Amortization of deferred consulting fees	—	29,867
Amortization of note discounts	544,642	—
Reduction in paid in capital due to note conversions	(490)	—
Changes in:
Accounts receivable	150,348	3,428
Inventory	39,967	(497,063)
Prepaid expenses and other current assets	—	42,467
Other assets	50,000	(50,000)
Deferred financing costs	—	(40,000)
Security deposits	—	(6,392)
Accounts payable	95,865	216,495
Accrued expenses	148,360	(263,149)
Payroll taxes payable	19,411	474
Accrued salaries	—	(765)
Deferred revenue	(3,750)	18,750
Accrued interest on notes payable	119,623	14,821
Net cash used in operating activities	(1,634,872)	(2,564,436)

Cash flows from investing activities:
Purchase of property and equipment	(2,463)	(1,350)
Net cash used in investing activities	(2,463)	(1,350)

Cash flows from financing activities:
Proceeds from issuance of common stock	635,000	980,000
Proceeds from loan payable related party	193,534	—
Proceeds from issuance of convertible notes	1,100,000	1,617,750
Finder’s fee in connection with issuance of convertible notes	(86,400)	—
Repayment of loan payable	(9,261)	(2,471)
Repayment of loan payable - related party	(22,441)	—
Repayment of capitalized lease obligations	(183,333)	(148,112)
Net cash provided by financing activities	1,627,099	2,447,167

Net decrease in cash	(10,236)	(118,619)

Cash - beginning of period	28,858	402,221
Cash - end of period	$18,622	$283,602

Protocall Technologies Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	Restated see Note A3
Supplemental cash flow information:
Cash paid for:
Interest	$34,155	$39,917
Income taxes	$—	$—
Non cash transactions:
Warrants issued for services	$791	$45,005
Conversion of accrued salaries to notes payable	$—	$75,906
Stock issued for settlement	$—	$140,000
Reduction in financial instrument liability due to note conversions	$228,344	$—
Conversion of note payable and interest into equity	$189,367	$100,000
Warrants issued with common stock	$635,000	$135,259
Deferred Financing Costs in connection with broker warrants	$40,008	$121,000
Derivative liability for tainted warrants	$—	$1,689,270
Discount on convertible notes payable	$832,987	$1,403,367
Retirement of common shares into treasury stock	$80	$80
Stock issued for anti-dilution provisions	$503	$9,991

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

[2]

Going concern:

The Company incurred operating losses for the nine months ended September 30, 2007 and 2006 of $(2,892,582) and $(3,009,018), respectively, and has a working capital deficit of $(3,241,462) and accumulated deficit of $(44,616,537) at September 30, 2007.  The Company incurred a net loss for the year ended December 31, 2006 of $(5,988,672) and had an accumulated deficit of $(44,105,577) at December 31, 2006. In addition, the Company is in default of a number of financing agreements.

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

[3]

Restatement:

The Company has restated its condensed consolidated financial statements for the quarter ended September 30, 2007,  to correct the accounting for certain “tainted” warrants issued with a private offering of common stock (“private offering”) in February, April and May 2007.  The corrected accounting reclassifies the fair value of the “tainted” warrants in excess of the cash received in the private offering to change in fair value of financial instruments. Previously the excess fair value was included in additional paid in capital in the quarters ended March 31, 2007 and June 30, 2007 and deemed dividend in the quarter ended June 30, 2007. Additionally, the Company is correcting the accounting for debt conversions in the quarters ended June 30, 2007 and September 30, 2007 to reclassify the fair value of the conversion option upon a debt conversion to additional paid in capital and any unaccreted discount associated with the conversion to interest expense. Previously, the company had recorded excess amounts in additional paid in capital upon conversion, a charge to change in fair value and certain interest expense from an unaccreted discount of a conversion from the quarter ended June 30, 2007 was recorded in the quarter ended September 30, 2007. The effect of the restatement on specific amounts provided in the condensed consolidated financial statements is as follows:

	September 30, 2007
	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet
Additional Paid in Capital	$36,687,787	$37,636,824
Accumulated Deficit	$(43,667,500)	$(44,616,537)

	Nine Months Ended September 30, 2007		Three Months Ended September 30, 2007
	As Previously Reported	As restated	As Previously Reported	As Restated
Condensed Consolidated Statement of Operations
Interest expense-including amortization of discount and beneficial conversion feature of debt.	$(1,203,458)	$(1,203,458)	$(787,336)	$(750,346)
Change in fair value of financial instrument liability	$4,529,917	$3,580,880	$1,318,641	$1,457,275
Net Income (Loss)	$438,077	$(510,960)	$(384,782)	$(209,158)
Deemed Dividend	$(1,095,123)	$—	$—	$—
Net Loss available to common shareholders	$(657,046)	$(510,960)	$(384,782)	$(209,158)

	Nine Months Ended September 30, 2007
	As Previously Reported	As Restated
Condensed Consolidated Statement of Cash Flows
Net Income (Loss) from operations	$438,077	$(510,960)
Change in fair value of financial instrument liability	$(4,529,917)	$(3,580,880)
Non cash transactions:
Warrants issued for finders fee	$287,116	$—
Warrants issued with common stock	$1,435,578	$635,000

Stockholders not changes

The Company has also restated footnote B-Derivative Liabilities and Convertible Notes payable, footnote C- 2007 Private Offerings and Footnote A7 to its condensed consolidated financial statements to include the fair value in excess of the cash received in the private offering.

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

[7]

Loss per share and common share equivalent:

The Company's basic and diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares.  Potentially dilutive securities, which were excluded from the computation of diluted loss per share because to do so would have been anti-dilutive, are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Stock options	18,030,.338	5,625,993	18,030,338	5,625,993
Warrants (1)	85,151,188	39,543,930	85,151,188	39,543,930
Convertible notes	612,379,400	644,263	612,379,400	644,263
Total dilutive shares	715,560,926	45,814,186	715,560,926	45,814,186

(1)

As of December 31, 2006, 48,187,225 warrants had been issued.  At September 30, 2007 there were 85,151,188 warrants outstanding.

[8]

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

[10]

Recent Accounting Pronouncements:

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer.  A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position,  results of operations and cash flows.

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

The following table summarizes the change in the value of the convertible notes and all outstanding warrants at September 30, 2007:

Value of Financial Instrument Liability at 12/31/06	$ 4,717,544
Value of warrants issued in 2007	1,787,657
Derivatives in connection with notes issued in 2007	1,213,665
Reclassification of liability to equity due to conversions	(92,448)
Fair value of warrants issued in excess of proceeds from private offering	(1,087,671)
Change in value	(3,580,880)
Value at 9/30/07	$ 2,957,867

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

Option transactions as of September 30, 2007 are summarized as follows:

	2000 Plan
	# Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,075,651	$1.70
Granted	—	$—
Exercised	—	$—
Forfeited	(1,419,122)	$1.75
Outstanding at end of period	656,529	$1.58
Exercisable at end of period	656,529	$1.58

	2004 Plan
	# Shares	Weighted Average Exercise Price
Outstanding at beginning of period	18,390,342	$0.22
Granted	—	$—
Exercised	—	$—
Forfeited	(1,016,533)	$0.22
Outstanding at end of period	17,373,809	$0.23
Exercisable at end of period	12,666,090	$0.26

The following summarizes information about non-vested stock options at September 30, 2007:

	# of Shares	Weighted Average Exercise Price	Weighted Remaining Life In Years
Non vested at 12/31/06	11,125,756	$0.16	9.85
Granted	—	—	—
Vested	(5,751,504)	0.15	9.12
Forfeited	(666,533)	0.22	9.05
Non vested at 9/30/07	4,707,719	0.15	9.15

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

The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.  Although the selling stockholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common y stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

Results of Operations

Results of Operations – Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net Income/Loss

We had a net loss of ($1,686,470) for the three months ended September 30, 2006 and a net loss of ($209,158) for the three months ended September 30, 2007.  The decrease in net loss in 2007 was primarily due to a change in value of $1,457,275 of derivative financial instruments. This change in value was due to the decrease in our stock price during the three months ended September 30, 2007.

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

Interest and Finance Charges

Interest expense decreased $928,305, or 57.72%, to $679,848 from $1,608,153, for 2007 as compared to 2006 due primarily to interest associated with convertible notes issued in the third and fourth quarters of 2006.  Finance expense increased $63,894, or 967.52%, to $70,498 from $6,604 for 2007 as compared to 2006.

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives increased $265,994 for the three months ended September 30, 2007 to $1,457,275, or 22.32% as compared to $1,191,281 for the three months ended September 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to a decrease in our stock price during the three months ended September 30, 2007.

Results of Operations – Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net Loss

We had  net losses of $(3,543,533) and  $(510,960) for the nine months ended September 30, 2006 and 2007, respectively.  The decrease in net loss during the nine months ended September 30, 2007 was primarily due to a net change in the fair value of derivatives of $3,580,880 from convertible notes. The change in value of the derivatives was a result of the decrease in our stock price during the nine months ended September 30, 2007.  We had an operating loss of $(2,892,582) for the nine months ended September 30, 2007.

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

Change in Fair Value of Financial Instrument Liability

The net change in the fair value of derivatives increased $2,389,599 to $3,580,880 for the nine months ended September 30, 2007, or 200.59% as compared to $1,191,281 for the nine months ended September 30, 2006, due to the valuation of convertible notes issued.  The change in valuation was due to the decrease in our stock price during the nine months ended September 30, 2007 and additional notes issued in July and August 2007.

Liquidity and Capital Resources

At September 30, 2007 we had a working capital deficit of $(3,241,462).  At September 30, 2007, we had an accumulated deficit in the amount of $(44,616,537).

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

As a result of the restatements noted on April 8, 2008 our principal executive officer and principal financial officer concluded that a material weakness existed at September 30, 2007 with regard to accounting for complex transactions such as derivatives associated with the Company’s convertible notes.

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