Form 10KSB
period 2007-12-31
PROTOCALL TECHNOLOGIES INC
filed 2008-05-16
CIK 1171180

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007      COMMISSION FILE NUMBER: 0-51111

                       PROTOCALL TECHNOLOGIES INCORPORATED
                       -----------------------------------
                 (Name of small business issuer in its charter)

                  NEVADA                                 41-2033500
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

              47 MALL DRIVE
            COMMACK, NEW YORK                            11725-5717
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)                (Zip Code)

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

      The issuer's revenues for the fiscal year ended December 31, 2007 were $954,792.

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $ 1,132,975 BASED ON THE CLOSING PRICE OF $0.007 PER SHARE ON MAY 8, 2008, AS QUOTED BY THE OTC BULLETIN BOARD.

      The number of shares outstanding of the issuer's Common Stock as of MAY 16, 2008 WAS 161,853,500.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

           --------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       PROTOCALL TECHNOLOGIES INCORPORATED
                         2007 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

PART I
         Item 1.    Description of Business                                                    1
         Item 2.    Description of Property                                                   10
         Item 3.    Legal Proceedings                                                         10
         Item 4.    Submission of Matters to a Vote of Security Holders                       11

PART II
         Item 5.    Market for Common Equity, Related Stockholder Matters and Small
                    Business Issuer Purchases of Equity Securities                            12
         Item 6.    Management's Discussion and Analysis or Plan of Operation                 28
         Item 7.    Financial Statements                                                      40
         Item 8.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                      40
         Item 8A.   Controls and Procedures                                                   40
         Item 8B.   Other Information                                                         40

PART III
         Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate
                    Governance Compliance with Sections 16(a) of the Exchange ACT             41
         Item 10.   Executive Compensation                                                    46
         Item 11.   Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                               48
         Item 12.   Certain Relationships and Related Transactions                            49
         Item 13.   Exhibits and Reports on Form 8-K                                          50
         Item 14.   Principal Accountant Fees and Services                                    51

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS

      Protocall Technologies Incorporated is engaged in the development and commercialization of an electronic sell-through platform that enables retailers to produce premium DVD movie, consumer software and video game products in retail packaging at their stores and website distribution centers. Our service offers retailers a virtual inventory of digital media products that can be produced on-demand, thereby reducing or potentially eliminating the cost of physical inventories. Our service condenses the traditional manufacturing, storage and shipping process and allows a greater number of digital media products to be offered by retailers with minimal capital outlays and dedicated floor space.

      Our company also provides outsourced fulfillment services to web retailers whereby digital media product orders are electronically routed to our facilities for on-demand production and shipment to the retailer's customer. The on-demand process is transparent to consumers and ensures 100% product availability with no delays due to out-of-stock situations or back orders.

      According to the Digital Entertainment Group, 2007 U.S. purchases and rentals of DVD movies amounted to $25 billion in sales while sales of consumer software and PC game products totaled approximately $4 billion according to the NPD Group. Based on internal estimates, we believe that on-demand production of digital media products in general, by our company and others, is an emerging channel of distribution that can potentially account for approximately 20-25% of overall DVD unit sales in the next five to seven years. We expect our revenues to increase as adoption of our service increases in the retail sector.

      We commenced a commercial pilot of our service in January 2004 with CompUSA in three U.S. regions where it was used to produce a variety of consumer software products from suppliers including Microsoft, IBM/Lotus, Symantec, Corel, McAfee, Roxio and others. We believe the CompUSA pilot was the first-ever commercial implementation of a "burn-on-demand" service in a retail venue. The pilot, which ran in 25 stores provided demanding usage of our service in a live retail environment and led to numerous performance and usability upgrades. In 2006, we began an expansion into the DVD movie market and started to reduce and eventually discontinued the CompUSA pilot sites in an effort to reduce expenditures in preparation for the launch of our TitleMatch DVD On-Demand(TM) service. In November 2006, we created a wholly-owned subsidiary called TitleMatch Entertainment Group Inc. to focus on our business expansion in the home entertainment market.

      In September 2007, the DVD CCA, an organization of Hollywood studios and hardware makers, issued final approval for a copy-protection system called CSS to be used with recordable DVDs, which is the type of disk used in on-demand production. CSS is used on commercially-pressed DVDs to limit unauthorized copying and its availability for recordable DVDs was crucial to movie studios releasing their libraries to retailers for on-demand production.

      We executed our first TitleMatch DVD On-Demand retailer agreement in May 2007 with a national 6,000 store retailer that planned to initially use our service at approximately 200 of their stores in various US markets during 2008. We are however evaluating our ability to perform under this agreement based on the resignation of our Chief Technology Officer on May 5, 2008. As a result, we anticipate significant delays in the implementation of our service with this retailer or termination of the agreement in its entirety. As part of our initial focus on consumer software products, we signed a fulfillment services agreement in 2004 with TigerDirect.com, which continues to be an active customer for us. In 2007, we signed agreements with Overstock.com and RightStuf.com to provide fulfillment services for both software and eventually movie products. Our revenue in 2007 was principally derived from our outsourced fulfillment services. We are in discussions with other web retailers to use our outsourcing services and we anticipate revenue from these services to increase as additional software and movie titles are licensed by us from content owners.

      To date, we have signed content provider agreements with approximately 15 movie studios and 200 publishers of consumer software products. We anticipate additional movie content agreements, which are obtained in conjunction with retailers that use our service.

CORPORATE INFORMATION AND HISTORY

      Our corporate predecessor, Protocall Technologies Incorporated was formed in December 1992. In 1998, we began focusing on the development and commercialization of our on-demand service, which was re-branded from SoftwareToGo to TitleMatch in 2006. Until 1998, Protocall was primarily focused on licensing proprietary font software to large businesses and operated through its Precision Type, Inc. subsidiary which was discontinued in 2004.

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

HOW RETAILERS USE OUR SERVICE

      Our TitleMatch DVD On-Demand service is used in conjunction with computer hardware that is provided by retailers. Each walk-in store installation of our service includes a behind-the-counter TitleMatch Factory(TM) to produce DVD orders and an optional TitleMatch StoreFront(TM) touch-screen and display rack to promote available products to consumers. The TitleMatch

Factory can be used by web retailers at their distribution centers and is scalable in production capacity to meet volume requirements. To process an order from the TitleMatch Factory at retail stores, authorized personnel enter a user-specific password and product order number. At website distribution centers, orders are processed electronically based on website purchases. Once initiated, the TitleMatch Factory automatically connects to our rights management server via a secure Internet connection to register the order and receive a one-time product decryption key. The decryption key is used by the Factory to automatically release the selected product onto a DVD/CD disc and print title-specific graphics onto the surface of the disc and package cover and separate promotional sheet - each of which are placed inside a DVD case.

      For most titles, the entire process takes from three to eight minutes, depending on the content size of the product being produced. Orders can be produced in quantities for display on sales racks or individually at the time of sale. We use the latest DVD/CD recorder technology and our service can be scaled to handle larger volume sales by integrating multiple DVD/CD recorders that process orders simultaneously. A standard two DVD/CD recorder can produce an average of 34 single CD orders per hour and approximately 15 single DVD orders per hour. Products can be made in advance of anticipated sales for display on retail racks, or as single-item orders.

BUSINESS GROWTH STRATEGY

      Based on our continued investments in R&D, systems development, market testing and long-standing business relationships, we believe our company is uniquely positioned in the entertainment industry to benefit from the recent DVD CCA decision to approve copy protection for on-demand production. These investments, in combination with lower pricing for hardware, have drastically reduced the cost for retailers to implement our service to approximately $5,000
- $8,000 per store - down from about $50,000 in earlier versions of our service. We believe by lowering up-front implementation costs and expanding the range of available products, we can promote adoption of our service by retailers and simultaneously increase the barriers to entry for potential competitors. In the near term we plan to focus our resources toward developing our outsourced fulfillment services business.

RESEARCH AND PRODUCT DEVELOPMENT

      We have conducted research and product development of electronic distribution systems and services since our inception in 1998. Research and product development expenditures were approximately $272,987 and $117,970 in the years ended December 31, 2007 and 2006, respectively.

EQUIPMENT PRODUCTION, INSTALLATION AND SUPPORT

      Implementation of our TitleMatch DVD On-Demand service requires various hardware and software components including computers, data storage and CD/DVD duplication equipment, most of which are readily available in the market from numerous suppliers. Hardware requirements are specified by us, however all components, installation and ongoing service is paid for by retailers. In the case of our outsourced fulfillment services, the orders are produced at our facilities in which case retailers incur no cost for equipment.

TECHNICAL SUPPORT

      Our experience has shown that most technical support issues, although infrequent, are easily resolved through telephone support. First level technical support is expected to be provided by a retailer's internal IT staff. Inoperable hardware components can be easily replaced in the field to minimize service downtime. We also provide direct telephone support to a retailer's IT staff should issues develop relating to our software or overall performance.

REVENUE STREAMS

      Our revenue is primarily derived from site licensing and order transaction fees that we charge to retailers for using our service. Site licensing fees are generally calculated based on the number of stores in which our service is used. Order transaction fees are charged for each product produced through our service by a retailer.

      For some retailers, we also serve as an aggregator of content in which case our transaction fee includes a content fee for the actual movie or software product being produced. There are no minimum purchase requirements in our content agreements and there are no limitations on the price at which we can resell products to the retailer. The price that the retailer or we pay content owners is generally lower than standard wholesale pricing due to their savings on packaging, storage and transportation costs. Additionally, we provide advertising capabilities through trailer inserts onto DVDs at the time of production, in-box promotions and touch-screen advertisements.

      As more fully explained in the section entitled "Factors That May Affect the Future Results of our Business," we are experiencing an extreme shortage of cash and do not currently have sufficient cash on hand to continue business operations unless additional financing is secured within the next month.

MARKET OPPORTUNITY

      According to the DVD Release Report, there are over 80,000 movies and television episodes now available on DVD with new titles being released weekly. Nielsen Media Research also reports that DVD viewing devices are now used in over 80% of U.S. households thereby representing an immense installed base of DVD viewers in the multi-billion home entertainment market.

      For most retailers, the cost of managing a rapidly changing product inventory as diverse as DVD movies is prohibitive and invariably restricts product availability and sales. Moreover, as demonstrated by Amazon and Netflix, sales of previously released or "long-tail" titles can continue indefinitely and collectively produce greater revenue than new release titles if a sufficient offering is available to consumers. DVD on-demand brings a virtual inventory of new release and long-tail movie titles to retailers without the cost of carrying a product inventory.

DVD ON-DEMAND VALUE PROPOSITION

      On-demand production of digital media products offers distinct advantages over physical distribution methods for retailers, content owners and consumers, as discussed below:

      LARGER SELECTION OF TITLES FOR RETAILERS AND CONSUMERS - Movie, television episodes, console video games and software products have wide consumer appeal, yet maintaining a sufficient physical inventory is expensive for most retailers. An expanded offering of digital media products using virtual inventory can increase a retailer's sales, limit its inventory costs and provide consumers with a broader selection of titles to choose from.

      REDUCTION IN PRODUCTION COSTS FOR CONTENT OWNERS - Content owners often make only a small percentage of their content library available to consumers due to minimum production-run and storage costs. By eliminating up-front printing, packaging, inventory and shipping costs, content owners can bring their entire libraries of content to market.

      INCREASES EXPOSURE FOR INDEPENDENT MOVIE STUDIOS - Products from smaller content owners are not always carried by retailers. On-demand production makes it practical for retailers to carry a more varied selection of titles including documentaries, art-house movies and other less well-known films that might never have had a theatrical release.

      INCREASED SECURITY - On-demand production offers the ability to include unique copy-protection and other security solutions that can be randomized to thwart unauthorized copying.

      SPEEDS TIME TO MARKET - Content owners can be ready for their commercial launches within days of completion of the digital master. Faster launches reduce working capital needs for content owners and speed the return on investment for their products.

INTELLECTUAL PROPERTY AND PATENTS

      Our electronic sell-through platform is comprised of four primary functions: Content Ingestion - preparation of products for on-demand production; Content Distribution - delivery and updating of encrypted products to retail stores; Content Production - on-site recording to DVD discs or other digital media, and Content Reporting - reporting of all product sales to content owners. We have developed proprietary software and technologies to automate each of these and several hundred supporting processes based on our many years of direct experience with on-demand production. We also provide retailers with hardware purchase specifications and point-of-sale / network integration services.

      We regard our intellectual property as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other intellectual property protection methods to safeguard our technology, processes and internal systems.

      We have received two United States patents for various aspects of our on-demand service. U.S. Patent #5,784,460 covers a proprietary process whereby encrypted products can be added to an optical disc or other storage media and subsequently unlocked by a consumer from their home computer. U.S. patent #6,502,685 covers an electronic return process whereby the original optical disc or other storage media is rendered unusable thereby eliminating the need for return of the physical product. We are in the process of expanding our patent portfolio to include several important innovations that we believe will be key in the future of on-demand production.

      Our intellectual property includes the source code for our on-demand software platform and internal systems. We also rely upon our continuing efforts to design and implement improvements to our service to maintain a competitive position in the marketplace.

NEXT GENERATION ON-DEMAND

      Our DVD on-demand service is based on an end-to-end system architecture that can easily deliver products to other types of digital media storage devices, e.g., iPod(R), cell phones, USB thumb drives and console video games.

COMPETITION

      Our competition includes several privately-held companies that produce music CD delivery systems and self-serve DVD disc dispensing kiosks that are similar in functionality to our service. These companies could conceivably re-engineer their products to compete with us more directly, however, they would still face numerous obstacles related to replicating our service and production processes.

      Hewlett-Packard (HP) has reportedly began providing a centralized DVD on-demand order fulfillment service to Wal-Mart and potentially other web retailers thereby presenting formidable competition to our order fulfillment business. We believe, however, that our in-store solution in combination with our web order fulfillment service provides an overall stronger value proposition for retailers.

      Other forms of product delivery, including Internet downloading and streaming of movies to a consumer's PC, are new channels of delivery that could potentially grow over time. Additionally, there are other forms of physical storage media including HD-DVD and USB thumb drives that are likely to begin market penetration in the coming years, each of which is easily integrated into our service.

REGULATION

      Our business activities currently are subject to no particular regulation by governmental agencies other than those that are routinely imposed on corporate businesses, and no such regulation is now anticipated.

PROTOCALL VIRTUAL INVENTORY SYSTEM DEVELOPMENT AND COMMERCIALIZATION TIMELINE

      2000-05   o     Initial R&D, systems architecture, security processes,
                      hardware configuration, rights management/royalty reporting systems, software coding, field testing, service enhancements, store and web fulfillment pilots.

      2006      o     TitleMatch DVD On-demand service and TitleMatch
                      Entertainment Group subsidiary launched.

      2007      o     Consumer Electronics Show demonstration of DVD On-Demand
                      service with CSS copy-protection.

                o Content agreements signed for content from SEGA animation of Japan, Eros Entertainment, KOAN, City Lights Entertainment and other movie studios.

                o     CSS copy-protection final approval by top studios.

EMPLOYEES

      As of May 9, 2008, we had 5 employees including general and administrative staff and executive management. None of these employees is covered by a collective bargaining agreement and management considers relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

      Our corporate headquarters are located at 47 Mall Drive, Commack, New York 11725-5717, in approximately 5,000 square feet of space occupied under a lease with a monthly rental rate of $5,631. We believe that this facility is adequate for our current business operations.

ITEM 3.  LEGAL PROCEEDINGS.

      Upon his termination from employment with the Company, the former CEO asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability is marked to fair value at each reporting date until the warrant is exercised. On December 31, 2007 and 2006, the warrant was valued at $23,750 and $13,986 respectively. As of December 31, 2006, the Company has paid the $100,000 as per the terms of the agreement.

      On August 23, 2005, First Providence Financial Group, LLC ("First Providence") filed a Demand for Arbitration against the Company with the American Arbitration Association. The demand alleged that the Company breached a January 2000 placement agency agreement with First Providence. The demand sought $5 million in damages, plus fees and costs. The demand alleged that First Providence had a right of first refusal and that the Company disregarded it. The Company believed that First Providence was not then in business, incapable of performing and failed to do so when requested to perform.

      The Company reached a settlement agreement with First Providence on January 31, 2006. The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The shares valued at $140,000 were accrued in December 2005 and issued in February 2006. First Providence withdrew the arbitration request.

      The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The complaint asserted claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and sought damages of at least $200,000, plus interest, attorneys' fees, and cost. The plaintiff also sought a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. We filed a cross complaint asserting claims for breach of contract, restitution of money plaintiff had received, and declaratory relief. We also sought recovery of $43,700 for the value of equipment not returned to us by Code Ventures. On September 13, 2006, the parties participated in mediation. As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff's two post-settlement motions, for attorneys' fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys' fees and costs. All payments have been made. The plaintiff filed an Acknowledgement of Satisfaction of Judgment in Full with the court and the court dismissed the lawsuit on December 4, 2006 without prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On February 8, 2008, holders of 50.3% of our common stock voted to increase the number of authorized shares from 200,000,000 to 550,000,000. A preliminary information statement was filed on February 25, 2008 and resubmitted on March 18, 2008 and April 18, 2008 in response to comments received from the Securities and Exchange Commission. We are in the process of filing a definitive information statement. Immediately after the definitive information statement is filed, we expect to mail the information statement to shareholders of record at February 12, 2008. Immediately after the completion of the required waiting period, we will increase the number of authorized shares to 550,000,000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK INFORMATION

      As of May 9, 2008, there were 161,853,500 shares of our common stock outstanding.

      Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol PCLI.OB.

      The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

                                                                High      Low
                                                              -------   -------
YEAR ENDED DECEMBER 31, 2006:
       First Quarter                                           $ .29     $ .08
       Second Quarter                                            .28       .08
       Third Quarter                                             .16       .08
       Fourth Quarter                                            .20       .05
YEAR ENDING DECEMBER 31, 2007:
       First Quarter                                           $ .21     $ .09
       Second Quarter                                            .15       .02
       Third Quarter                                             .05       .01
       Fourth Quarter                                            .20       .01

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

      Holders of our Series A Convertible Preferred Stock are entitled to receive out of funds legally available, cash dividends equal to 1% of quarterly gross sales in excess of $3,000,000 resulting from any and all contracts entered into by the Company to provide its TitleMatch DVD On-Demand service.

EQUITY COMPENSATION PLAN INFORMATION

      See the notes to the accompanying consolidated financial statements for a detailed description of our option plans.

      The following table provides information regarding the status of our existing equity compensation plans at December 31, 2007:

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                               NUMBER OF SHARES OF                          EQUITY COMPENSATION PLANS
                                               COMMON STOCK TO BE       WEIGHTED-AVERAGE      (EXCLUDING SECURITIES
                                              ISSUED UPON EXERCISE     EXERCISE PRICE OF    REFLECTED IN THE PREVIOUS
PLAN CATEGORY                                OF OUTSTANDING OPTIONS   OUTSTANDING OPTIONS           COLUMNS)
------------------------------------------   ----------------------   -------------------   -------------------------
Equity compensation plans approved by
security holders                                    17,907,901                $ 0.27                   1,654,458
Equity compensation plans not approved by
security holders                                            --                    --                          --

----------

RECENT SALES AND ISSUANCES OF UNREGISTERED SECURITIES

In December 2007, we entered into an agreement with certain investors, whereby the Company sold convertible notes in the aggregate principal amount of $200,000. Additionally, these investors were issued warrants to purchase up to 15,000,000 shares of common stock at an exercise price of $.03. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 40% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion. The issuance and sale of such securities were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In December 2007, we sold 30 shares of Series A Preferred Stock in a private offering with accredited investors for an aggregate subscription price of $300,000. Each share of Series A Preferred shall automatically convert into 100,000 shares of the Company's Common Stock, without any further payment on the earlier of: the date on which total dividends paid per share of Series A Preferred equal $50,000 or December 31, 2010. The issuance and sale of such securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On January 31, 2008, we entered into a securities purchase agreement with investors, under which unpaid accrued interest on previously-issued 6% convertible notes were rolled into new convertible notes in the principal amount of $123,135. The note bears interest of 2% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the note which is not paid when due, bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 40% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion. The issuance of such securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In February 2008, we entered into a securities purchase agreement with an investor, under which we sold a convertible note in the principal amount of $150,000. In connection with the agreement, we granted the investor seven-year warrants to purchase a total of 540,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the notes which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion. The issuance and sale of such securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2008, we issued a 3 year convertible note in the principal amount of $120,000 for which we received consideration of $100,000. The note accrues interest at a rate of 8% per annum. Unconverted principal and accrued interest are payable at time of maturity. The conversion price is 55% of the lowest closing price in the 20 trading days prior to conversion. We also entered into an agreement with the same investor whereby we issued the investor a convertible secured and collateralized promissory note in the principal sum of $600,000. The investor can reduce the collaterized note by converting $50,000 per month into shares of the company's common stock beginning seven months from the date of the agreement. The issuance and sale of such securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2008, we entered into a securities purchase agreement with an investor, under which we sold convertible notes in the principal amount of $100,000. In connection with the agreement, we granted the investors seven-year warrants to purchase a total of 360,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the note which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion. The issuance and sale of such securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In March 2008, we entered into a securities purchase agreement with an investor, under which we sold a convertible note in the principal amount of $50,000. In connection with the agreement, we granted the investor seven-year warrants to purchase a total of 180,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the notes which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion. The issuance and sale of such securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

RISK FACTORS:

DUE TO OUR CONTINUAL DEPENDENCE UPON OUTSIDE FINANCING, THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

      For the years ended December 31, 2007 and 2006 we had operating losses (as reported on the accompanying financial statements' statement of operations) of $3,792,982 and $4,791,893. We incurred net losses for the years ended December 31, 2007 and 2006 of $14,625,936 and $5,988,672 respectively, have an accumulated deficit of $58,731,513 and a working capital deficit of $20,106,026 at December 31, 2007. Through 2007, we have been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity from related and non-related parties to finance our business operations.

      We do not have sufficient cash on hand to continue business operations unless additional financing is secured within the next month. We expect to seek additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us. The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, our independent auditors opinions express substantial doubt about our ability to continue as a going concern. Until such time as we can rely on revenues generated from operations, we have a need for subsequent funding; if we are not successful in obtaining such funding, we will be forced to curtail or cease our activities.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND EXPECT LOSSES IN THE FUTURE, WHICH CAN HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR COMMON STOCK.

      We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. Such risks include acceptance by content providers, retailers and consumers in an evolving and unpredictable business environment, the lack of a well developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2007 and 2006 we had operating losses (as reported on the accompanying financial statements' statement of operations) of $3,792,982 and $4,791,893. For the years ended December 31, 2007 and 2006, we had net losses of $14,625,936 and $5,988,672, respectively. As of December 31, 2007, we had total stockholders' deficiency of $20,351,898. No assurance can be given that we will ever generate significant revenue or become profitable. This could have a detrimental effect on the long-term capital appreciation of our capital stock.

WE DEPEND ON CONTINUING RELATIONSHIPS WITH OUR CONTENT PROVIDERS, AND IF WE LOSE THESE RELATIONSHIPS OUR PRODUCT OFFERINGS WOULD BE LIMITED AND LESS DESIRABLE TO CONSUMERS AND RETAILERS.

      We generate revenue as a just-in-time distributor of software and movie products to retail stores and e-commerce retailers. If we cannot develop and maintain satisfactory relationships with content providers on acceptable commercial terms, we will likely experience a decline in revenue. We also depend on these content providers to create, support and provide updates and/or new products that consumers will purchase. If we are unable to license a sufficient number of titles from content providers, or if the quality of titles provided by these content providers does not reach a satisfactory level, we may not be able to generate adequate interest among retailers or consumers to utilize the system. Our contracts with our content provider clients are generally one to two years in duration, with an automatic renewal provision for additional one-year periods, unless we are provided with a written notice at least 90 days before the end of the contract. As is common in our industry, we have no long-term or exclusive contracts or arrangements with any content provider that guarantee the availability of products. Content providers that currently supply products to us may not continue to do so and we may be unable to establish new relationships with content providers to supplement or replace existing relationships.

OUR AGREEMENTS WITH OUR SUPPLIERS OF PRODUCTS AND SERVICES PROVIDE FOR SPECIFIC PAYMENT TERMS, AND IF WE MISS THOSE PAYMENT TERMS, OUR SUPPLIERS COULD DECLINE TO CONTINUE TO DO BUSINESS WITH US.

      Our agreements with our suppliers provide for specific payment terms and, as of May 9, 2008, we have not met these payment terms with respect to a number of our suppliers. If these suppliers decline to do business with us as a result of delayed payment, it could possibly result in the loss of substantial business for us and our ability to continue as a going concern.

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

MOVIE-ON-DEMAND AND SOFTWARE-ON-DEMAND TECHNOLOGY IS STILL EVOLVING AND UNPROVEN AND THE INDUSTRY MAY ULTIMATELY FAIL TO ACCEPT THIS TECHNOLOGY, RESULTING IN OUR PRODUCTS NOT BEING IN DEMAND.

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

      o Continuing demand by consumers for software products distributed on CD media and movie and television content on DVD media;

      o Consumer behavior relating to product selection through touch-screen terminals for walk-in store deployments; and

      o Consumer acceptance of DVD-style packages, which are the same as traditional packages for movie and television content on DVD, but smaller than traditional software packages.

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

WE ARE AND WILL CONTINUE TO BE DEPENDENT ON BRUCE NEWMAN, OUR CHIEF EXECUTIVE OFFICER, , THE LOSS OF WHOSE SERVICES WOULD IMPAIR OR POTENTIALLY CEASE OUR BUSINESS OPERATIONS.

      Our chief executive officer, Bruce Newman, is responsible for the development and execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional qualified personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the same lines. Our business may fail without Mr. Newman or an appropriate replacement(s). We currently carry key-man life insurance on the life of our chief executive officer, Bruce Newman.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD CAUSE AN EROSION OF OUR CURRENT COMPETITIVE STRENGTHS.

      We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights. We have entered into confidentiality and non-disclosure agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information. See "Business - Patents and Intellectual Property." These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies. We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets. We pursue the registration of our trademarks and service marks in the United States and internationally. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

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

      Sales of products through our system are highly dependent on the qualitative mix of titles that we are able to license from software publishers and movie studios for inclusion on our system. Although we have executed licensing agreements with more than 200 software publishers covering approximately 1,000 titles, our current product offering is not adequate to achieve sufficient revenue for either a retailer or us to pay for system equipment and deployment costs. In order for us to be successful, we will need to improve the quality and increase the volume of titles on our system.

RISK RELATED TO OUR COMMON STOCK.

THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING MARKET.

      Shares of our common stock are quoted on the OTC Bulletin Board under the symbol PCLI.OB. We expect our shares to continue to be quoted in that market and not to be de-listed, as we have no intention to stop publicly reporting. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of an investment in our shares. The trading volume of our common stock historically has been limited and sporadic which may expose the price of our common stock to volatility. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock would likely decline.

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

A SIGNIFICANT NUMBER OF OUR SHARES HAVE BECOME ELIGIBLE FOR SALE AND THEIR SALE OR POTENTIAL SALE MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. We could also register further shares in connection with future financings. As of December 31, 2007, there were an additional 17,907,901 shares of our common stock issuable upon exercise of outstanding stock options, an additional 101,326,968 shares of our common stock issuable upon exercise of outstanding warrants, convertible notes outstanding that may be converted into an estimated 193,909,773 shares of common stock at current market prices and 30 shares of Preferred Convertible Series A stock that may be converted into 3,000,000 shares of common stock. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. Pursuant to Rule 144, a person who has held restricted shares for a period of six months may begin selling these shares into the market.

OUR PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF OTHER STOCKHOLDERS.

      Our officers, directors and principal stockholders control 41.9% of our outstanding common stock (excluding presently exercisable stock options and warrants), of which Peter Greenfield, our Chairman, controls approximately 6.34% and Joachim Anzer, another significant stockholder controls approximately 27.31%. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

INVESTORS SHOULD NOT ANTICIPATE RECEIVING CASH DIVIDENDS ON OUR COMMON STOCK.

      We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition our recently issued preferred stock will pay dividends to the holders of the preferred stock upon the occurrence of the company generating quarterly revenue of $3,000,000 or greater. The preferred stock holders receive preferential treatment and if any dividends are declared on our common stock, preferred stock holders will receive dividends before common stock holders.

RISKS RELATED TO OUR CURRENT FINANCING ARRANGEMENT

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE NOTES, PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of December 31, 2007, we had 123,131,341 shares of common stock issued and 122,971,341 outstanding, convertible notes outstanding that may be converted into an estimated 193,909,773 shares of common stock at current market prices, 30 shares of Preferred Convertible Series A stock that may be converted into 3,000,000 shares of common stock and 101,326,968 shares of our common stock issuable upon exercise of outstanding warrants. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of our common stock. Additionally, the recent change to SEC Rule 144, shortens the holding period of restricted stock to six months which could accelerate the selling of shares not registered under the current registration statement.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable upon conversion of our $2,830,510 secured 6% and 8% secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of December 31, 2007 of $0.13.

6% NOTES (OUTSTANDING PRINCIPAL $2,230,510):

------------------------------------------------------------------------
                                                        Number of Shares
   % Below Market   Price Per Share   Discount of 40%       Issuable
------------------------------------------------------------------------
         25%        $     0.0975      $     0.0488         45,754,051
------------------------------------------------------------------------
         50%        $      0.065      $     0.0325         68,631,077
------------------------------------------------------------------------
         75%        $     0.0325      $     0.0163        137,262,154
------------------------------------------------------------------------

8% NOTES (OUTSTANDING PRINCIPAL $600,000):

------------------------------------------------------------------------
                                                        Number of Shares
   % Below Market   Price Per Share   Discount of 40%       Issuable
------------------------------------------------------------------------
         25%        $     0.0975      $      0.039         15,384,615
------------------------------------------------------------------------
         50%        $      0.065      $      0.026         85,788,846
------------------------------------------------------------------------
         75%        $     0.0325      $      0.013        171,577,692
------------------------------------------------------------------------

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

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

      The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. We recently granted a waiver to one of the convertible note holders allowing them to own up to 9.99% of our common stock.

THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE CONVERTIBLE NOTES AND REGISTERED PURSUANT TO THE REGISTRATION STATEMENT THAT WENT EFFECTIVE IN JUNE 2007 IS NOT ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible notes. Accordingly, we have registered 17,600,000 shares to cover the conversion of the convertible notes. Due to the drop in our stock price,, the amount of shares of common stock we have allocated for conversion of the convertible notes is not adequate. If we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of that registration statement. We are required to maintain the effectiveness of the registration statement until the earliest of
(i) the date of which all of the registrable securities have been sold and (ii) the date on which the registrable securities may be immediately sold to the public without registration or restriction.

      We have agreed, pursuant to the terms of the registration rights agreements with the investors, to (i) file a shelf registration statement with respect to the resale of shares of our common stock sold to the investors and shares of our common stock issuable upon exercise of the warrants with the SEC within 45 days after the initial closing date; (ii) use our best efforts to have the shelf registration statement declared effective by the SEC as soon as practicable after the initial filing, and in any event no later than 120 days after the final closing date, (iii) promptly respond to any and all comments received from the SEC, (iv) promptly file an acceleration request as soon as practicable following the resolution or clearance of all SEC comments, (v) promptly file with the SEC a final prospectus pursuant to SEC Rule 424(b) as soon as practicable following the effective date of the registration statement; and (vi) keep the shelf registration statement effective until the earlier of (x) the date on which all of the registrable securities have been sold and (y) the date on which the registrable securities may be immediately sold to the public without registration or restriction. If we are unable to comply with any of the above covenants, we will be required to issue the investors additional shares of our common stock in an amount of 2% per month of the outstanding principal to a maximum of 6% to be paid in cash or shares of our common stock at that dates' conversion price.

WE ARE IN THE PROCESS OF INCREASING THE NUMBER OF AUTHORIZED SHARES OF OUR COMMON STOCK TO 550,000,000.

      We are required under the terms of the convertible notes to have a sufficient number of authorized shares at all times to allow for full conversion of the notes. In order to be in compliance with the terms of these agreements, we recently began the process to increase the number of authorized shares to 550,000,000. The conversion price of the notes is contingent upon our current stock price. If the market price of our common stock dictates the issuance of the full amount of authorized shares, it will create substantial dilution to existing shareholders.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD PREVENT US FROM PRODUCING RELIABLE FINANCIAL REPORTS OR IDENTIFYING FRAUD. IN ADDITION, SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. As of December 31, 2007, we were required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Commencing December 31, 2008 our independent registered accountants will be required to audit our internal controls though there is a current SEC proposal to defer this requirement for an additional year. Assigned to accounting issues at present are only our Chief Financial Officer and a staff accountant, which may be deemed to be inadequate. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

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

Based on management's assessment, it was determined that material weaknesses existed as of December 31, 2007 with regard to accounting for complex transactions such as derivatives associated with the Company's convertible notes, ineffective controls related to significant transactions and a lack of segregation of duties resulting from a lack of personnel. As a result of errors that we believe are a direct result of these material weaknesses, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      You should read the following description of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in this report beginning on page F-1.

OVERVIEW
--------

      For much of 2006 and 2007, we have focused on supporting our current software on-demand service, pursuing new customers and content owners and developing our new TitleMatch DVD on-demand service.

      Our on-demand service is currently utilized for delivery of software products under the product name "SoftwareToGo(R);" however, we have been vigorously pursuing an expansion of available products to include DVD movie and television content. We believe our technology is readily adaptable to these and other types of digital products without additional significant investment. In connection with movie and television content, we announced our new 'TitleMatch' service and TitleMatch Entertainment Group subsidiary in November 2006.

      Due to very limited revenues to date, management has not yet developed nor relied on any key performance indicators to assess our business.

REVENUE MODEL

      We employ two revenue models in our Protocall and TitleMatch businesses: one for conventional ("bricks and mortar") retailers, and another for online/catalog retailers. Under the "bricks and mortar" revenue model we license content, integrate, install and maintain system site equipment, provide system training to store personnel, supply the physical deliverables (CD, case, packaging and labeling), provide system help desk support during store hours and act as an on-demand distributor to the retailer. The retailer, in accordance with store configuration and consumer merchandising/promotion plans developed jointly with us, supplies prominent space for consumer touch screens within their stores as well as an appropriate location for the order production station, and provides promotion for products available through our system. Prior to deployment, we and the retailer jointly develop plans relating to sales reporting procedures, communication line setup, network wiring, POS system integration and product pricing.

      For web retailers, which is applicable to our agreement with TigerDirect.com, the business model differs somewhat. For these retailers, a high-capacity production station is used without the need for a consumer touch screen. The system can be installed either at our facilities or at the customer's shipping center. If the system is installed at our facility, the system is operated by us and our employees drop-ship products to the retailer's customer. Under this model, we expect much higher capacity utilization for the production station and, consequently, a faster payback on invested capital.

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

      The accounting policies that we follow are set forth in Note A to our consolidated financial statements as included herein. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The following are believed to be the policies that are most sensitive to judgments and estimates.

REVENUE RECOGNITION

      We recognize revenue from retailers' sales of product through our system and through Internet retailers, upon shipment to the retail customer or consumer.

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

      In accordance with EITF Issue No. 99-19, we recognize revenue from Internet sales through our TitleMatch subsidiary on a gross basis. We have concluded for the following reasons that we are the principal in our Internet sale transactions. Those reasons are as follows: we are the primary obligor in all transactions, we have latitude in establishing pricing, we are subject to risk of loss when the item is transferred to the freight carrier, title is transferred to us at the time the order is placed with our third party vendor and we are at risk for the billing to our customer. Revenue from these sales is recognized when the product is shipped to the customer.

DERIVATIVE FINANCIAL INSTRUMENTS

We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards ("SFAS") 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Should any of these instruments qualify as a derivative, then the fair value of the embedded derivative is marked-to-market each reporting date and recorded as a liability and the change in fair value is recorded in the consolidated statement of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion feature in a convertible instrument is required to be bifurcated and there are also other embedded derivative elements in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current as net cash settlement of the derivative instruments, based on their contractual terms, generally could occur within 12 months of the balance sheet date.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

      NET LOSS. We had net losses of $14,625,936 and $5,988,672 for the years ended December 31, 2007 and 2006, respectively. During these periods, operations were financed through various equity and debt financing transactions.

      NET SALES. Net sales for the year ended December 31, 2007 decreased $116,289 or 10.86% to $954,792 compared to $1,071,081 for the year ended
December 31, 2006. The decrease in net sales was due to the sale in 2006 of a one time inventory purchase of approximately $320,000, offset by sales from new customers in 2007 in the amount of approximately $210,000

      GROSS PROFIT (LOSS). Gross Profit (Loss) increased $313,774 or 267.43% from $(117,328) for the year ended December 31, 2006 to $196,446 for the year ended December 31, 2007. Our gross profit/(loss) % increased from -11% in 2006 to 21% in 2007 as a result of a $350,066 inventory reserve recorded in 2006.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense, increased by $155,017 or 131.40%, from $117,970 to $272,987 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to enhancements made to the DVD on demand system in 2007.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $840,155, or 18.44%, to $3,716,441 for the year ended December 31, 2007 from $4,556,595 for the year ended December 31, 2006.

      Total salaries increased $149,242, or 9.48%, to $1,723,180 in 2007 from $1,573,938 in 2006. Depreciation expense decreased $333,313 in 2007, or 83.07%, to $67,909 from $401,222 in 2006, due to certain assets becoming fully depreciated in 2006. Marketing expenses decreased $44,236 in 2007, or 28.50%, to $110,978 from $155,214 in 2006, due to limited cash resources. Legal and professional fees decreased $163,673 in 2007, or 67.38%, to $79,250 from $242,923 in 2006 due to litigation in 2006. Accounting fees increased $129,950 in 2007, or 92.15% to $270,975 from $141,025 in 2006 due to fees relating to the filing of a registration statement in 2007 and fees relating to the issuance of additional convertible notes in 2007. Deployment expenses decreased $97,310 in 2007, or 83.63%, to $19,049 from $116,359 in 2006 as a result of CompUSA closing the majority of their stores and our subsequent removal of our system from their stores. Litigation and settlement fees decreased $105,813 or 63.71% in 2007, to $60,262 from $166,075 in 2006. This decrease was due to the $100,000 judgment accrued for Code Ventures litigation. Consulting fees decreased $203,539 or 32.81% in 2007 to $416,872 from $620,411 resulting from a decreased use of outside consultants due to limited cash resources. Investor relations expense decreased $202,904 in 2007, or 64.26%, to $112,849 from $315,753 in 2006 due to a charge of $125,770 for the fair value of shares issued to an investor relations firm in 2006.

      CHANGE IN FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENT LIABILITY. The net charge recorded as change in the fair value of Derivative financial instrument liability increased

$5,918,722 in 2007 to $4,954,800, or 614.02% as compared to $(963,922) in 2006, due to the valuation of convertible notes issued.. The change in valuation was due to the fluctuating stock price in 2007 and the issuance of additional convertible notes in May, July, August and December 2007. Fair value of derivative instruments in excess of proceeds received at issuance increased 2,858,787 or 157.06% to 4,678,954 in 2007 from 1,820,167 in 2006 due to the fluctuating stock price in 2007.

      INTEREST AND FINANCE CHARGES. Interest and finance expense increased $865,627, or 256.27%, to $1,203,400 in 2007 from $337,773 in 2006 due to additional convertible note issuances in May, July, August and December 2007 and subsequent amortization of note discounts.

      LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2007 we had a working capital deficit of $20,106,026 as compared to a working capital deficit of $2,502,522 at December 31, 2006. At December 31, 2007, we had an accumulated deficit in the amount of $58,731,513 as compared to an accumulated deficit of $44,105,577 at December 31, 2006. The accumulated losses resulted principally from costs incurred in developing our business plan, research and development, general and administrative expenses, seeking and establishing sales channels, capital raising activities and non cash charges for the change in fair value of derivative financial instruments liability. As of April 15, 2008, we had a cash balance of approximately $12,500.

      We do not have sufficient cash on hand to continue business operations unless additional financing is secured within the next month. We are actively pursuing additional short-term funding from existing shareholders and long-term funding from institutional investors. Our plan is to secure sufficient short-term capital to fund our operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to us. We believe that our ability to secure short-term and long-term financing is directly related to our progress with new customers and movie content agreements, which are actively being pursued by us.

      In the event that sufficient short-term or long-term financing is not obtained, in order to enable us to continue to pursue our customer and content negotiations over a longer term, we will reduce our operating expenditures or cease operations entirely.

      The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors' opinion for the year ended December 31, 2007 expresses substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

In February 2007, we entered into a securities purchase agreement with accredited investors in a private placement. In connection with the private placement, the Company sold an aggregate of 2,764,423 shares of common stock, at a share price of $.104 per share and warrants (the

"February 2007 Warrants") to purchase up to 2,764,423 shares of common stock, for an aggregate amount of $287,500. Additionally, in February 2007 we had another private placement and sold an aggregate of 1,704,545 shares of common stock at a share price of $.088 and warrants (the "February 2007 Warrants") to purchase up to 3,409,091 shares of common stock, for an aggregate amount of $150,000.

The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February 2007 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if we issue any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2008 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2007 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the share price would result in the issuance of additional shares of common stock to the holders. Due to the subsequent February private offering entered into at a share price of $.088, the Company issued an additional 502,622 shares of common stock and adjusted the February 2007 Warrants' exercise price to $.088 per share pursuant to anti-dilution provisions contained in the February 2007 securities purchase agreement.

In April 2007, we collected $12,500 in subscriptions from the February 2007 private placement. We issued 142,046 shares of common stock at a share price of $.088 and warrants to purchase 120,192 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement. The finder who assisted with the private placement was issued a warrant to purchase 24,038 shares of common stock at an exercise price of $.088 under the same terms as the investors.

In May 2007, we collected $250,000 in subscriptions from the February 2007 private placement. We issued 2,840,909 shares of common stock at a share price of $.088 and warrants to purchase 5,681,818 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement. The finder who assisted with the private placement was issued a warrant to purchase 1,136,364 shares of common stock at an exercise price of $.088 under the same terms as the investors.

In a series of closings in August 2006, September 2006, November 2006, May 2007 and July 2007 we issued $2,717,750 of convertible notes. The notes carry interest at 6% per annum payable quarterly. In August 2007 and December 2007 we issued $600,000 of convertible notes. The notes carry interest at 8% per annum payable quarterly. All notes mature 3 years from the date of issuance. The 6% notes convert to common shares at 55% of the average of the three lowest prices in the 20 trading days prior to conversion. On December 24, 2007, the 55% was reset to 40% for the convertible notes issued in August and September 2006 and May, July and August 2007 pursuant to the terms of the new funding. The 8% notes convert to common shares at 40% of the average of the three lowest prices in the 20 trading days prior to conversion. At

December 31, 2007 outstanding principal on the 6% and 8% notes totaled $2,830,510. In connection with the issuance of these convertible notes we also issued warrants exercisable into 58,281,730 shares of common stock at prices ranging from $.10 to $.02 per share. The notes and warrants are subject to registration rights agreements which require us to register the underlying shares and maintain the effectiveness of the registration statements. Should we fail to perform under the terms of the Registration Statements could be required to pay to the note holders 2% per month of the outstanding principle up to a maximum of 6% in cash or common stock. At December 31, 2007 we had accrued $121,065 of registration rights penalties.

In December 2007, we sold 30 shares of Series A Preferred Stock in a private offering with accredited investors for an aggregate subscription price of $300,000. Each share of Series A Preferred shall automatically convert into 100,000 shares of the Company's Common Stock, without any further payment on the earlier of: the date on which total dividends paid per share of Series A Preferred equal $50,000 or December 31, 2010.

      On January 31, 2008, we entered into a securities purchase agreement with investors, under which unpaid accrued interest on previously-issued 6% convertible notes were rolled into new convertible notes in the principal amount of $123,135. The note bears interest of 2% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the note which is not paid when due, bears interest at the rate of 15% per annum. No cash proceeds were received in connection with these notes.

In February 2008, we entered into a securities purchase agreement with an investor, under which we sold a convertible note in the principal amount of $150,000. In connection with the agreement, we granted the investor seven-year warrants to purchase a total of 540,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the notes which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion.

      In March 2008, we issued a 3 year convertible note in the principal amount of $120,000 for which we received consideration of $100,000. The note accrues interest at a rate of 8% per annum. Unconverted principal and accrued interest are payable at time of maturity. The conversion price is 55% of the lowest closing price in the 20 trading days prior to conversion. We also entered into an agreement with the same investor whereby we issued the investor a convertible secured and collateralized promissory note in the principal sum of $600,000. The investor can reduce the collaterized note by converting $50,000 per month into shares of the company's common stock beginning seven months from the date of the agreement.

In March 2008, we entered into a securities purchase agreement with an investor, under which we sold convertible notes in the principal amount of $100,000. In connection with the agreement, we granted the investors seven-year warrants to purchase a total of 360,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the note which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion.

In March 2008, we entered into a securities purchase agreement with an investor, under which we sold a convertible note in the principal amount of $50,000. In connection with the agreement, we granted the investor seven-year warrants to purchase a total of 180,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the notes which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day period prior to conversion.

RELATED PARTY TRANSACTIONS

      On October 14, 2003, a shareholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000. As compensation, we issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions:
50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007. As of December 31, 2007, these costs have been fully amortized. In November 30, 2005, the balance of this letter of credit was reduced to $750,462. We are contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of our noncompliance with the terms of the lease agreement.

In March 2007, Peter Greenfield, a shareholder and director, advanced the Company $175,000 to use as working capital until the Company received long term funding. The $175,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon receipt of long term funding. As of December 31, 2007, interest totaling $14,192 has been accrued and was included in accrued expenses on the accompanying consolidated balance sheet.

In November 2007, Peter Greenfield, a shareholder and director, advanced the Company $105,000 to use as working capital until the Company received long term funding. The $105,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon receipt of long term funding. As of December 31, 2007, interest totaling $1,697 has been accrued and was included in accrued expenses on the accompanying consolidated balance sheet.

At December 31, 2007, accrued but unpaid salaries totaled $317,634 to Brenda Meyer, a current officer.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company adopted the interpretation effective January 1, 2007. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

      In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3") to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus was effective for the first interim reporting period beginning after December 15, 2006. The Company adopted the Net Presentation. The adoption of this EITF did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for us beginning January 1, 2008. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements," ("EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 was required for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 resulted in the accrual of approximately $121,000 of registration penalties as of December 31, 2007.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial LiabilitieS" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective beginning January 1, 2008, and permits earlier application. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

      In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial Statements,

      In December 2007, the Securities Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options accounted for under SFAS 123R beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. SAB No. 110 will not have a significant impact on the Company's consolidated financial statements. The Company has concluded that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term, therefore beginning in 2008, for any stock option awards granted, the Company will continue to use the "simplified" method to calculate estimates of the expected term of stock options.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will assess the impact of SFAS 160 if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 and is effective prospectively beginning January 1, 2009. The Company is currently evaluating the impact to its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 14, 2008, the Company dismissed Eisner LLP (Eisner) as its independent registered public accounting firm. The reports of Eisner on the Company's financial statements as of and for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. Eisner's report on the Company's financial statements as of and for the years ended December 31, 2006 and 2005 included an explanatory paragraph and expressed substantial doubt about the Company's ability to continue as a going concern.

During the period of their engagement and through the date of dismissal, there were no disagreements, resolved or not, with Eisner on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Eisner, would have caused Eisner to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

 On February 14, 2008, the Company engaged Marcum & Kliegman LLP (Marcum Kliegman) as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2007. The decision to change accountants was approved by the Company's board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

      The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and PrincipalFinancial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007. The Company's Chief Executive Officer and Principal Financial Officer determined that the Company has a material weakness as a result of several significant deficiencies including lack of personnel, lack of segregations of duties, inadequate derivative valuation controls and ineffective controls related to significant transactions. The temporary shift in the Company's focus and resources toward keeping the Company solvent contributed to the material weakness. As a result of the material weakness identified the Chief Executive Officer and Principal Financial Officer concluded that as of December 31, 2007, its disclosure controls and procedures were not designed properly and were not effective in ensuring that the information required to be disclosed by the Company in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

      While the Company continues the engagement of outside experts to provide counsel and guidance in areas where it cannot economically maintain the required expertise internally, the lack of personnel has adversely impacted the Company on exercising the necessary internal control over financial reporting for the quarter ended December 31, 2007. In 2007 the Company initiated the process of implementing a financial system that it believes would improve the internal control over financial reporting and eliminate any identified deficiencies. Because of the financial condition the Company faced in 2007, and pending the obtaining of adequate financing to support the implementation of the necessary controls and procedures, the full implementation of this system is now delayed.

(b) Management's Annual Report on Internal Control Over Financial Reporting.

      The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d - 15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.

Based on management's assessment, management concluded that internal controls over financial reporting were not effective, as of December 31, 2007, due to significant deficiencies including lack of segregations of duties, lack of personnel, inadequate derivative valuation controls and ineffective controls related to significant transactions which aggregated to a material weakness. This annual report does not include an attestation report of the Company's independent registered public accounting firm, regarding internal control over financial reporting. Managements report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

As a result of errors that the Company believes are a direct result of these material weaknesses, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007.

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

NAME            AGE    POSITION                                         DIRECTOR SINCE
---------------------------------------------------------------------------------------
Bruce Newman     47    Chief Executive Officer, Founder and Director         2004
Peter            66    Chairman of the Board of Directors                    2004
Greenfield
Syd Dufton       43    President                                               --
Brenda Meyer     47    Senior Vice President, Operations and Rights            --
                       Management

      The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

DIRECTORS

      BRUCE NEWMAN - CHIEF EXECUTIVE OFFICER, FOUNDER AND DIRECTOR. Mr. Newman was the President, Chief Executive Officer and a member of the board of directors of privately-held Protocall since its formation in December 1992. He became our President and Chief Executive Officer and a member of our board of directors on July 22, 2004, resigned as chief executive officer and a director on June 13, 2005, and rejoined the board of directors on September 9, 2005. He resumed his role as Chief Executive Officer on May 17, 2006. Mr. Newman has more than 20 years of entrepreneurial investment and management experience with technology and software distribution companies. Prior to forming Protocall, Mr. Newman was the President of Precision Type & Form, Inc. (no relation to Protocall's Precision Type font software licensing subsidiary), a computer photocomposition and high-resolution electronic imaging service company, from 1982 to 1993, when the two operating businesses were sold.

      PETER GREENFIELD - CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Greenfield was a member of the board of directors of privately-held Protocall since 1998. He became the Chairman of our board of directors on July 22, 2004. He founded and has served as the President of Greenfield Industries, a manufacturer and supplier of quality aluminum and zinc castings, since 1966.

EXECUTIVE OFFICERS

      SYD DUFTON - PRESIDENT. Mr. Dufton became our President in December 2006. Mr. Dufton has more than 17 years of senior level experience with technology companies. Most recently, Mr. Dufton served as a Partner and Managing Director of City Capital Partners, a venture capital investment firm focused on privately held technology companies. Prior to that Mr. Dufton was our Vice President of Sales and Marketing until August 2005. Before joining Protocall, Mr. Dufton was a founder of AdvanceWork International - a mobile distance learning technology company. Mr. Dufton was also a principal and Vice President of Syracuse Language Systems before the company was sold to Cendant Software. As a result of the sale to Cendant, Mr. Dufton became a Vice President in Cendant's SLS Division. Cendant Software was eventually sold to Vivendi Universal, where Mr. Dufton continued in his role as Vice President.

      BRENDA MEYER - SENIOR VICE PRESIDENT, OPERATIONS AND RIGHTS MANAGEMENT. Ms. Meyer has been the Senior Vice President-Operations and Rights Management of Protocall since December 1992. She became our Senior Vice President-Operations and Rights Management on July 22, 2004. Ms. Meyer has in-depth experience in the licensing, multi-channel distribution and reporting of digitally-based intellectual property. She served as Executive Vice President of Protocall's Precision Type subsidiary, where she managed day-to-day operations and oversaw the trademark, copyright, and digital rights management with over 100 suppliers and approximately 18,000 individual software products. Ms. Meyer also served as Executive Vice President in two computer service companies, where she managed technical operations. Ms. Meyer and Bruce Newman are siblings.

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

      On May 17, 2006, Don Hoffmann resigned as the Company's Chief Executive Officer and from the Board of Directors. Bruce Newman, our former President and Chief Executive Officer and a director was renamed Chief Executive Officer.

INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

      No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

FAMILY RELATIONSHIPS

      There are no family relationships among our executive officers and directors, except that Bruce Newman, CEO, founder and one of our directors, and Brenda Meyer, our Senior Vice-President, Operations and Rights Management, are siblings.

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

COMMITTEES OF THE BOARD

      We have established an audit committee and a compensation committee; however, in view of the fact that at this time there are only two directors, the entire board is currently responsible for execution of the responsibilities delegated to the audit committee and compensation committee by the board. Neither of the two directors is "independent" as that term is used in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

      AUDIT COMMITTEE. The entire Board of Directors is acting as our audit committee, as specified in section 3(a)(58)(B) of the Exchange Act. The Audit Committee functions pursuant to a written Charter which was adopted by the Board. The Audit Committee has such powers as may be assigned to it by the Board from time to time. The Audit Committee conducted 4 formal meetings in 2007. The Audit Committee is currently charged with, among other things:

      o recommending to the Board of Directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

      o the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

      o establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

      o     approving the scope of the financial audit;

      o     requiring the rotation of the lead audit partner;

      o     consulting regarding the completeness of our financial statements;

      o     reviewing changes in accounting principles;

      o reviewing the audit plan and results of the auditing engagement with our independent auditors and with our officers;

      o reviewing with our officers, the scope and nature and adequacy of our internal accounting and other internal controls over financial reporting and disclosure controls and procedures;

      o reviewing the adequacy of the Audit Committee Charter at least annually;

      o     meeting with our Internal Auditor on a regular basis;

      o performing an internal evaluation of the Audit Committee on an annual basis; and

      o reporting to the Board of Directors on the Audit Committee's activities, conclusions and recommendations.

      COMPENSATION COMMITTEE. The Entire Board is acting as the Compensation Committee. The Compensation Committee functions pursuant to a written Charter which was adopted by the Board. The Compensation Committee has such powers as may be assigned to it by the Board from time to time. It is currently charged with, among other things, assisting the Board in:

      o approving and evaluating the compensation of directors and executive officers;

      o establishing strategies and compensation policies and programs for employees to provide incentives for delivery of value to our shareholders;

      o establishing policies to hire and retain senior executives, with the objective of aligning the compensation of senior management with our business and the interests of our shareholders;

      o together with management, surveying the amount and types of executive compensation paid by comparable companies, and engaging consultants as necessary to assist them;

      o periodically reviewing corporate goals and objectives relevant to executive compensation and making recommendations to the Board for changes;

      o assisting management in evaluating each executive officer's performance in light of corporate goals and objectives, and recommending to the Board (for approval by the independent directors) the executive officers' compensation levels based on this evaluation;

      o overseeing our stock option plan or other stock-based plans with respect to our executive officers and employee Board members, who are subject to the short-swing profit restrictions of Section 16 of the Securities Exchange Act of 1934, as amended;

      o reviewing the overall performance of our employee benefit plans and making recommendations to the Board regarding incentive-compensation plans and equity-based plans;

      o together with the full Board, reviewing and making recommendations to the independent directors of the Board regarding the form and amount of director compensation;

      o ensuring that our compensation policies meet or exceed all legal and regulatory requirements and any other requirements imposed on us by the Board; and

      o producing an annual report on executive compensation for inclusion in our proxy statement.

      In general, the Compensation Committee formulates and recommends compensation policies for Board approval, oversees and implements these Board-approved policies, and keeps the Board apprised of its activities on a regular basis. In addition, the Compensation Committee together with the full Board develops criteria to assist the Board's assessment of the Chief Executive Officer's leadership of our Company.

DIRECTOR COMPENSATION

      Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. We have agreed to pay each non-employee director a retainer fee of $5,000 per quarter, but deferred until we have sufficient cash flow as determined by our board, and no participation fee for attendance at regular or special meetings of the board. There is no participation fee for attendance at meetings of a committee of the board. We will also reimburse each director for reasonable accommodations, coach travel and other miscellaneous expenses relating to each director's attendance at board meetings and committee meetings promptly upon submission of actual receipts to our chief financial officer.

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

      Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND RELATED MATTERS

      The following table sets forth the compensation (including cash bonuses) awarded, paid or accrued by us for our years ended December 31, 2007, and 2006, to our Chief Executive Officer and our two most highly compensated officers other than the Chief Executive Officer at December 31, 2007.

SUMMARY COMPENSATION TABLE

                                                                                             NONQUALIFIED
                                                         STOCK    OPTION      NON-EQUITY       DEFERRED      ALL OTHER
                                       SALARY   BONUS    AWARDS   AWARDS    INCENTIVE PLAN   COMPENSATION   COMPENSATION   TOTAL
NAME                           YEAR     ($)      ($)      ($)     ($) (2)    COMPENSATION      EARNINGS         (1)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
BRUCE NEWMAN                   2007   221,400       --     --                     --              --           26,400      247,800
Chief Executive Officer        2006   225,750       --     --     355,274         --              --               --      581,024
through June 2005 and
through June 2006 and
director and consultant
from September 2005 to May
2006

SYD DUFTON                     2007   145,000                                     --              --               --      145,000
Vice President Sales and
Channel Marketing through
August 2005, President from
November 2006 (3)              2006    84,270   10,000     --     231,510         --              --               --      325,780

BRENDA NEWMAN                  2007   147,000       --     --                                     --               --      147,000
Senior Vice President          2006   143,608       --     --     364,304         --              --               --      507,912
Content and Digital Rights
Management of Protocall

(1) Other Compensation does not include the cost to Protocall for health and welfare benefits received by the above named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual compensation of such officer.

(2)   Represents the aggregate fair value computed in accordance with FAS 123R.

(3) Mr. Dufton was employed by the Company from September 2004 through August 2005. Mr. Dufton returned to the Company and became our President in November 2006. Amounts paid to Mr. Dufton include $15,990 in severance and $26,542 as a consultant prior to rejoining the Company., Mr. Dufton resigned from his position as President on April 20, 2008.

OPTION GRANTS IN LAST FISCAL YEAR

      There were no stock option grants to our executive officers during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                                   EQUITY INCENTIVE
                                                     PLAN AWARDS:
                  NUMBER OF        NUMBER OF           NUMBER OF
                  SECURITIES       SECURITIES         SECURITIES
                  UNDERLYING       UNDERLYING         UNDERLYING
                 UNEXERCISED      UNEXERCISED         UNEXERCISED
                 OPTIONS (#)        OPTIONS        UNEARNED OPTIONS   OPTION EXERCISE   OPTION EXPIRATION
NAME             EXERCISABLE   (#) UNEXERCISABLE          (#)            PRICE ($)            DATE
---------------------------------------------------------------------------------------------------------
BRUCE NEWMAN         398,294                               --            $  1.25          7/31/07-1/31/09
                     113,600                               --              1.875                1/29/2008
                      93,600                               --              2.750                7/31/2007
                     270,875                               --              0.330                11/3/2015
                   3,660,000                               --              0.140                12/1/2016

BRENDA NEWMAN        482,118                                               1.250          7/31/07-1/31/09
                      64,447                                               1.875                1/29/2008
                      44,447                                               2.750                7/31/2007
                     103,750                                               1.250                7/22/2014
                     183,334              16,666                           1.350                3/28/2015
                      46,250                                               0.330                11/3/2015
                     350,000                                               0.250                8/29/2016
                   2,166,669           1,083,331                           0.100                12/1/2016

DONALD
HOFFMANN             262,500                                               1.350                5/17/2008
                      16,667                                               1.250                5/17/2008
                     200,000                                               0.330                5/17/2008

SYD DUFTON           150,000                                                1.35      3/28/2015-1/28/2016
                     166,000                                                 .33      1/28/2016-2/28/2016
                      16,667                                               1.250                1/25/2016
                   1,400,008             699,992                           0.100                12/1/2016

EMPLOYMENT AGREEMENTS

      We currently have no employment agreements with our executive officers.

      On May 17, 2006, Don Hoffmann resigned as our Chief Executive Officer and from the Board of Directors. Bruce Newman, our former Chief Executive Officer and a director was renamed Chief Executive Officer.

On April 21, 2008, Protocall Technologies Incorporated accepted the resignation of Syd Dufton as the Company's President. Mr. Dufton will be pursuing other interests and will assist Protocall on a limited basis through April 30, 2008 in the transition of any business matters. Founder & CEO Bruce Newman will assume Mr. Dufton's responsibilities and take an expanded role in the day to day operations and business affairs of Protocall.

DIRECTOR COMPENSATION

                                                                                   NONQUALIFIED
                               FEES                                 NON-EQUITY        DEFERRED
                    FISCAL    EARNED     STOCK        OPTION      INCENTIVE PLAN    COMPENSATION   TOTAL
NAME                 YEAR       (1)     AWARDS ($)   AWARDS ($)    COMPENSATION     EARNINGS ($)    ($)
---------------------------------------------------------------------------------------------------------
Peter Greenfield     2007    $ 20,000       --           --             --               --        20,000

Bruce Newman, (2)    2007          --       --           --             --               --            --

--------------------------------------------------------------------------------

(1)   Fees have not yet been paid.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the number of shares of our common stock beneficially owned as of December 31, 2007 by (i) each person known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each person shown is c/o Protocall Technologies Incorporated, 47 Mall Drive, Commack, New York 11725-5717.

                                                                NUMBER OF SHARES        PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED (1)    BENEFICIALLY OWNED (1)
Bruce Newman                                                       5,218,965     (2)            4.12%
Peter Greenfield                                                  11,874,732     (4)            9.40%
Brenda Newman                                                      4,985,461     (3)            3.94%
Syd Dufton                                                         1,907,677     (5)            1.54%
CIMOS, Inc                                                        12,110,982     (6)            9.64%
Joachim R Anzer                                                   51,841,471     (7)           36.85%
Monarch Capital Fund                                              12,298,133     (8)            9.83%
Directors and executive officers as a group (four persons)        23,986,835     (9)           17.74%

--------------------------------------------------------------------------------

(1) In accordance with Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended, shares beneficially owned at any date include shares issuable upon the exercise of stock options, warrants, rights or conversion privileges within 60 days after that date. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding that are subject to stock options, warrants, rights or conversion privileges exercisable by that person within 60 days after December 31, 2007 have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2) Includes 605,494 shares of common stock issuable upon exercise of stock options granted under the Protocall 2000 Stock Incentive Plan, which are currently exercisable and 3,930,871 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan which are currently exercisable.

(3) Includes 591,012 shares of common stock issuable upon exercise of stock options granted under the Protocall 2000 Stock Incentive Plan, which are currently exercisable and 3,711,849 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan which are currently exercisable.

(4) Includes 4,130,871 shares of common stock issuable upon the exercise of stock options granted and currently exercisable under the Protocall 2004 Stock Incentive Plan.

(5) Includes 1,907,677 shares of common stock issuable upon the exercise of stock options granted and currently exercisable under the Protocall 2004 Stock Incentive Plan.

(6) Includes 3,385,452 shares of common stock issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13G filed on February 27, 2006, and other information known to us.

(7) Includes 18,468,336 shares of common stock issuable upon the exercise of currently exercisable warrants that expire between June 2008 and July 2009.

(8) Includes 2,884,615 shares of common stock issuable upon the exercise of currently exercisable seven-year warrants that expire November 2013.

(9) Includes 1,196,506 shares of common stock issuable upon exercise of stock options granted and currently exercisable under the Protocall 2000 Stock Incentive Plan. Also includes 13,681,268 shares of common stock issuable upon exercise of stock options granted under the Protocall 2004 Stock Incentive Plan.

      On May 17, 2006, Don Hoffmann resigned as the Company's Chief Executive Officer and from the Board of Directors. Bruce Newman, our former President and Chief Executive Officer and a director was renamed Chief Executive Officer.

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

In March 2007, Peter Greenfield,a shareholder and director, advanced the Company $175,000 to use as working capital until the Company received long term funding. The $175,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon receipt of long term funding. As of December 31, 2007, interest totaling $14,192 has been accrued and was included in accrued expenses on the accompanying consolidated balance sheet.

In November 2007, Peter Greenfield, a shareholder and director, advanced the Company $105,000 to use as working capital until the Company received long term funding. The $105,000, plus interest calculated at a rate of 10% per annum, will be returned to the shareholder upon receipt of long term funding. As of December 31, 2007, interest totaling $1,697 has been accrued and was included in accrued expenses on the accompanying consolidated balance sheet.

At December 31, 2007, accrued but unpaid salaries to Brenda Meyer a current officer totaled $317,634.

DIRECTOR INDEPENDENCE

      Neither of our directors would be considered independent by SEC governance standards.

ITEM 13. EXHIBITS.

      (a) Exhibits:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
    3.0       S-8 Filed on December 27, 2006

    3.1 Form of Note, Form of Warrant, and Securities Purchase Agreement for Convertible Notes dated July 3, 2007.

    3.2 Form of Note, Form of Warrant, and Securities Purchase Agreement for Convertible Notes dated August 21, 2007.

    3.3 Form of Note, Form of Warrant, and Securities Purchase Agreement for Convertible Notes dated December 24, 2007.

    4.1       Form of Warrant.(1)

   10.1       2000 Stock Incentive Plan.(2)

   10.2       2004 Stock Option Plan.(1)

   10.4 Electronic Software Distribution and Site Location Agreement, dated November 29, 2002, between Protocall Software Delivery
              Systems Inc. and CompUSA Inc., as amended by Amendment No. 1 thereto, dated as of June 15, 2004. (3)

   10.5 Electronic Software Distribution and Site Location Agreement, dated March 25, 2004, between Protocall Software Delivery Systems
              Inc. and Systemax Inc. (3)

   14.1       Code of Business Conduct and Ethics.(1)

   14.2       Code of Ethics for CEO and Senior Financial Officers.(1)

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

   31.1       Certification of Principal Executive Officer Required by Exchange
              Act Rule 13a-14(a).

   31.2       Certification of Principal Financial Officer Required by Exchange
              Act Rule 13a-14(a).

   32.1       Joint Certification of Principal Executive Officer and Principal
              Financial Officer Required by Exchange Act Rule 13a-14(b).

--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form SB-2 (filed with the SEC on January 13, 2005).

(2) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated July 22, 2004 (filed with the SEC on August 6, 2004).

(3)   To be filed by amendment to the Registration Statement on Form SB-2.

      (b) Reports on Form 8-K. None filed during the three months ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      We incurred fees of approximately $150,000 to Marcum & Kliegman for the audit of the annual financial statements of Protocall Technologies Incorporated for the year ended December 2007. We incurred fees of approximately $200,000 to Eisner LLP for the audit of the annual financial statements of Protocall Technologies Incorporated for the year ended December 31, 2006 and the reviews of the quarterly 2006 financial statements.

TAX FEES

      There were no fees billed to us by Marcum & Kliegman LLP in 2007 or by Eisner, LLP in 2006 for services rendered to us for tax compliance, tax advice, or tax planning.

ALL OTHER FEES

      There were no fees billed to us by Marcum & Kliegman LLP in 2007 or by Eisner, LLP in 2006 for services rendered to us, other than the services described above under "Audit Fees" and "Audit-Related Fees."

      It is the audit committee's policy to pre-approve all services provided by Marcum & Kliegman, LLP. All services provided by Eisner LLP in 2006 were approved by the audit committee.

      As of the date of this filing, our current policy is not to engage Marcum & Kliegman to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Marcum & Kliegman, LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROTOCALL TECHNOLOGIES INCORPORATED

Date:  May 16, 2008             By: /s/Bruce Newman
                                ------------------------------------------------
                                Bruce Newman
                                Chief Executive Officer
                                (Principal Executive and Financial Officer and
                                Principal Accounting Officer)

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

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                /s/Peter Greenfield
                                ------------------------------------------------
May 16, 2008                    Peter Greenfield
                                Chairman of the Board of Directors

                                /s/Bruce Newman
                                ------------------------------------------------
May 16, 2008                    Bruce Newman
                                Director, Chief Executive Officer

                       PROTOCALL TECHNOLOGIES INCORPORATED
                                   FORM 10-KSB

                                     ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
--------------------------------------------------------------------------------
Reports of Registered Public Accounting Firms                               F-1
Consolidated Balance Sheet at December 31, 2007                             F-4
Consolidated Statements of Operations for the years ended December 31,
   2007, and 2006                                                           F-5
Consolidated Statements of Stockholders' Deficiency for the years ended
   December 31, 2007, and 2006                                              F-6
Consolidated Statements of Cash Flows for the years ended December 31,
   2007, and 2006                                                           F-7
Notes to Consolidated Financial Statements                                  F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
the Board of Directors and Stockholders

Protocall Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Protocall Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protocall Technologies, Inc. and Subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A-2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has an accumulated deficit of $58,731,513, stockholders' deficiency of $20,351,898 and a working capital deficit of $20,106,026 at December 31, 2007. The Company also experienced severe cash short falls and has been unable to pay some of its operating expenses as they became due. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum & Kliegman LLP

Melville, New York
May 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Protocall Technologies Incorporated

We have audited the consolidated statements of operations, stockholders' deficiency and cash flows of Protocall Technologies Incorporated and subsidiaries ("the Company") for the year ended December 31, 2006. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material aspects, the consolidated results of operations and the consolidated cash flows of Protocall Technologies Incorporated and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A[2] to the financial statements, the Company has incurred significant losses since inception, has a working capital deficiency and stockholders' deficiency and has been dependant upon funds generated from the sale of common stock and loans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A[2]. The financial statements do not include any adjustments that might result from the outcome of uncertainty.

Eisner LLP

New York, New York
April 16, 2007

                  Protocall Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2007

ASSETS
Current assets:
   Cash                                                                                     $    164,356
   Accounts receivable, net of allowance for doubtful accounts of $14,748                         78,345
   Other current assets                                                                            5,853
                                                                                            ------------
      Total current assets                                                                       248,554

Property and equipment, net                                                                       33,604
Patents, net                                                                                      20,762
Deferred financing costs                                                                         641,624
Security deposits                                                                                 20,825
                                                                                            ------------
      TOTAL ASSETS                                                                          $    965,369
                                                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                         $  1,082,454
   Accrued expenses                                                                              979,940
   Payroll taxes payable                                                                          99,003
   Deferred revenue                                                                               12,500
   Accrued salaries - officers/stockholders                                                      317,634
   Loans payable                                                                                  49,114
   Loans payable - related parties                                                               347,300
   Other notes payable                                                                           149,782
   Note payable-related party                                                                    414,565
   Derivative financial instrument liability                                                  16,640,856
   Current portion of obligations under capital leases                                           261,432
                                                                                            ------------
      Total current liabilities                                                               20,354,580

Loan payable, less current portion                                                                48,131
Obligations under capital leases, less current portion                                            55,282
Convertible notes payable, net of discount of $1,971,236                                         859,274
                                                                                            ------------
      Total liabilities                                                                       21,317,267
                                                                                            ------------

Commitments and Contingencies

Stockholders' deficiency:
   Preferred stock, $0.001 par value, 4,500 shares authorized; none outstanding                       --
      Series A, Convertible Preferred Stock, $0.001 par value, 500 shares authorized; 30
      shares issued and outstanding ($60,000 liquidation preference)                                  --
   Common stock, $0.001 par value, 200,000,000 shares authorized,
      123,131,341 shares issued and 122,971,341 outstanding                                      123,130
   Additional paid-in capital                                                                 38,256,645
   Accumulated deficit                                                                       (58,731,513)
   Treasury stock 160,000 shares at cost                                                            (160)
                                                                                            ------------
      Total stockholders' deficiency                                                         (20,351,898)
                                                                                            ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        $    965,369
                                                                                            ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Protocall Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                        2007            2006
Net sales                                                           $    954,792    $  1,071,081
Cost of sales                                                            758,346       1,188,409
                                                                    ------------    ------------
   Gross profit (loss)                                                   196,446        (117,328)
                                                                    ------------    ------------

Selling, general and administrative expenses                           3,716,441       4,556,595
Research and development expenses                                        272,987         117,970
                                                                    ------------    ------------
   Operating loss                                                     (3,792,982)     (4,791,893)

Other income (expense)
Interest expense, including amortization of debt discounts            (1,203,400)       (337,773)
Fair value of derivative financial instrument in excess of
proceeds received at issuance                                         (4,678,954)     (1,820,167)
Change in fair value of derivative financial instrument liability     (4,954,800)        963,922
Loss on disposal of property and equipment                                    --         (19,561)
Other income, net                                                          4,200          16,800
                                                                    ------------    ------------
   Net loss                                                         $(14,625,936)   $ (5,988,672)
                                                                    ============    ============

Net loss per share - basic and diluted                              $      (0.17)   $      (0.10)
                                                                    ============    ============

Weighted average number of shares - basic and diluted                 86,654,471      61,014,827
                                                                    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Protocall Technologies, Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Deficiency
                 For the Years Ended December 31, 2007 and 2006

                                                             SERIES A PREFERRED
                                                                    STOCK               COMMON STOCK         TREASURY STOCK AT COST
                                                             ------------------  --------------------------  ----------------------
                                                             SHARES      AMOUNT     SHARES        AMOUNT       SHARES       AMOUNT
BALANCE AT JANUARY 1, 2006                                       --      $   --   47,789,364   $     47,790        --      $     --
Common shares issued in private placements-net of costs                           20,004,877         20,005
Common shares issued for settlement of litigation                                  1,000,000          1,000
Common shares issued for consulting fees                                           1,423,078          1,423
Treasury stock from common Shares Forfeited                                                                   (80,000)          (80)
Common shares for conversion of convertible note                                   1,181,741          1,180
Warrants Issued for consulting fees
Derivative liability of tainted warrants
Amortization and write off of deferred sales fee
Amortization of deferred consulting fees
Stock based compensation expense
Net loss

                                                             ------      ------  -----------   ------------  --------      --------
Balance at December 31, 2006                                     --          --   71,399,060         71,398   (80,000)          (80)

Common shares issued for private placements - net of costs       --          --    7,430,000          7,430        --            --
Common shares issued due to anti dilution provisions             --          --      524,475            524        --            --
Stock based compensation expense                                 --          --           --             --        --            --
Common shares issued for investor relations                      --          --      225,000            225        --            --
Conversion of principal and interest on convertible
   notes into common shares                                      --          --   43,552,806         43,552        --            --
Reclassification of fair value of financial instrument
   liability upon conversion
Forfeiture of common shares into treasury stock                  --          --           --             --   (80,000)          (80)
Preferred shares issued - net of costs and discount              30          --           --             --        --            --
Net loss                                                         --          --           --             --        --            --

                                                             ------      ------  -----------   ------------  --------      --------
Balance at December 31, 2007                                     30      $   --  123,131,341   $    123,130  (160,000)     $   (160)
                                                             ======      ======  ===========   ============  ========      ========

                                                              ADDITIONAL   DEFERRED SALES                        TOTAL
                                                               PAID IN     AND CONSULTING     ACCUMULATED    STOCKHOLDERS'
                                                               CAPITAL       FEES (NET)         DEFICIT        DEFICIENCY
                                                             -----------   --------------    ------------    -------------
BALANCE AT JANUARY 1, 2006                                   $36,083,721   $     (204,488)   $(38,116,905)   $  (2,189,882)
Common shares issued in private placements-net of costs          938,799                                           958,804
Common shares issued for settlement of litigation                139,000                                           140,000
Common shares issued for consulting fees                         172,040                                           173,463
Treasury stock from common Shares Forfeited                           80                                                --
Common shares for conversion of convertible note                 104,627                                           105,807
Warrants Issued for consulting fees                               45,005          (45,005)                              --
Derivative liability of tainted warrants                      (1,678,527)                                       (1,678,527)
Amortization and write off of deferred sales fee                                  204,488                          204,488
Amortization of deferred consulting fees                                           45,005                           45,005
Stock based compensation expense                                 884,848                                           884,848
Net loss                                                                                       (5,988,672)      (5,988,672)

                                                             -----------   --------------    ------------    -------------
Balance at December 31, 2006                                  36,689,593               --     (44,105,577)      (7,344,666)

Common shares issued for private placements - net of costs        (7,430)                              --
Common shares issued due to anti dilution provisions                (524)                              --               --
Stock based compensation expense                                 870,262                                           870,262
Common shares issued for investor relations                       20,025                               --           20,250
Conversion of principal and interest on convertible
   notes into common shares                                      460,279                                           503,831
Reclassification of fair value of financial instrument
   liability upon conversion                                     224,361                                           224,361
Forfeiture of common shares into treasury stock                       80                               --               --
Preferred shares issued - net of costs and discount                                                    --
Net loss                                                              --                      (14,625,936)     (14,625,936)

                                                             -----------   --------------    ------------    -------------
Balance at December 31, 2007                                 $38,256,645   $           --    $(58,731,513)   $ (20,351,898)
                                                             ===========   ==============    ============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                  Protocall Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                    For the Years Ended December 31
                                                                                                         2007              2006
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                                                                        $  (14,625,936)   $  (5,988,672)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                        70,345          401,222
      Loss on disposal of property and equipment                                                               --           19,561
      Common stock and warrants issued for services                                                       255,498          213,331
      Change in fair value of derivative financial instrument liability                                 4,954,800         (963,922)
      Fair value of derivative financial instrument in excess of proceeds
         received at issuance                                                                           4,678,954        1,820,167
      Equity compensation cost                                                                            870,262          884,848
      Amortization of deferred financing costs                                                            184,335           39,208
      Amortization of deferred lease costs                                                                 19,489           77,916
      Amortization of deferred consulting fees                                                                 --           45,005
      Write off of deferred selling costs                                                                      --          204,488
      Amortization of note discounts                                                                      759,338          107,652
   Changes in:
      Accounts receivable                                                                                 164,693         (186,058)
      Prepaid expenses and other current assets                                                            39,102           38,453
      Security deposits                                                                                        --           (6,392)
      Other assets                                                                                         50,000          (50,000)
      Accounts payable                                                                                    230,503          301,983
      Accrued expenses                                                                                    195,814         (251,986)
      Payroll taxes payable                                                                                29,897            1,842
      Deferred revenue                                                                                     (5,000)          17,500
      Accrued salaries -officers /stockholders                                                                                (734)
      Accrued interest on notes payable                                                                   170,873           51,505
                                                                                                   --------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                                  (1,957,033)      (3,223,083)
                                                                                                   --------------    -------------

CASH FLOWS USED IN INVESTING ACTIVITY:
      Purchase of property and equipment                                                                   (5,272)          (3,985)
                                                                                                   --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock including amounts allocated
         to derivative financial instrument liability                                                     635,000        1,115,000
      Proceeds from loans payable - related party                                                         298,468           40,413
      Proceeds from issuance of convertible notes, net of costs                                         1,163,600        1,910,250
      Proceeds from issuance of preferred stock including amounts allocated
         to derivative financial instrument liability                                                     270,000               --
      Repayment of loans payable                                                                           (9,261)          (4,209)
      Repayment of loans payable - related party                                                          (22,441)              --
      Repayment of obligations under capital leases                                                      (237,563)        (207,749)
                                                                                                   --------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               2,097,803        2,853,705
                                                                                                   --------------    -------------

NET INCREASE (DECREASE) IN CASH                                                                           135,498         (373,363)

CASH - BEGINNING OF YEAR                                                                                   28,858          402,221
                                                                                                   --------------    -------------
CASH - END OF YEAR                                                                                 $      164,356    $      28,858
                                                                                                   ==============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                                        $       34,155    $      49,623
                                                                                                   ==============    =============
   Income taxes                                                                                    $           --    $          --
                                                                                                   ==============    =============
Non cash transactions:
   Common stock issued for settlement                                                              $           --    $     140,000
                                                                                                   ==============    =============

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                                                                                                   ==============    =============
   Derivative liability in connection with tainted warrants                                        $           --    $   1,678,527
                                                                                                   ==============    =============
   Conversion of accrued salaries to notes payable                                                 $           --    $      75,907
                                                                                                   ==============    =============
   Warrants issued for services                                                                    $                 $     180,583
                                                                                                   ==============    =============
   Warrants issued for finder's fee                                                                $      340,684    $      24,465
                                                                                                   ==============    =============
   Warrants issued with common stock                                                               $      635,000    $     131,731
                                                                                                   ==============    =============
   Common stock issued for anti-dilution provisions                                                $          524    $          --
                                                                                                   ==============    =============
   Conversion of principal and interest into common shares                                         $      503,831    $     105,807
                                                                                                   ==============    =============
   Discount on convertible notes payable                                                           $    1,032,987    $   1,806,126
                                                                                                   ==============    =============
   Conversion option embedded in preferred stock                                                   $      270,000    $          --
                                                                                                   ==============    =============
Forfeiture of common shares into treasury stock                                                    $           80    $          --
                                                                                                   ==============    =============
   Reduction in financial instrument liability due to note conversions                             $      224,361    $          --
                                                                                                   ==============    =============
   Reclassification of accrued interest on notes to accrued expenses                               $      233,173    $          --
                                                                                                   ==============    =============
   Reclassification of accrued expense to loan payable - related party                             $           --    $      22,933
                                                                                                   ==============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

[1]   DESCRIPTION OF BUSINESS:

The accompanying consolidated financial statements include the accounts of Protocall Technologies Incorporated ("PTI") and its wholly owned subsidiaries, TitleMatch Entertainment Group Inc. ("TitleMatch"), Protocall Software Delivery Systems, Inc. ("PSD") and Precision Type, Inc. (collectively, the "Company"). On July 22, 2004, we completed a reverse merger transaction with Quality Exchange, Inc., a Nevada corporation formed in June 1998. Upon the closing of the merger, the directors and management of Protocall became the directors and management of Quality Exchange which then changed its name to Protocall Technologies Incorporated. The Company has recently focused all of its time and resources on its on-demand virtual inventory service in its TitleMatch and PSD subsidiaries. PSD was founded in 1998 to develop and commercialize a proprietary service that enables software retailers to produce fully packaged software CDs, on-demand, at their stores and at their web site fulfillment centers. TitleMatch was founded in 2006 to expand the Company's virtual inventory service to retailers of DVD movies and episodic television shows. The "Service" is an electronic sell-through platform that enables retailers to produce premium DVD movie, consumer software and video game products in retail packaging at their stores and website distribution centers. The Service is designed to offer retailers a virtual inventory of digital media products that can be produced on-demand, thereby reducing or potentially eliminating the cost of physical inventories. The Company also uses its Service to provide outsourced fulfillment services to web retailers whereby digital media product orders are electronically routed to the Company for on-demand production and shipment to the retailer's customer. The Company plans to market its service to major retailers. The Company signs license agreements with movie studios, software publishers and other content owners, which allow the Company to resell their products to one or more of the Company's retail customers. The Company intends to pursue an expansion of available products to include audio books and console video games.

[2]   GOING CONCERN

For the years ended December 31, 2007 and 2006 we had operating losses (as reported on the accompanying consolidated statement of operations) of $3,792,982 and $4,791,893. The Company incurred net losses for the years ended December 31, 2007 and 2006 of $14,625,936 and $5,988,672 respectively, has an accumulated deficit of $58,731,513, stockholder's deficiency of $20,351,898 and working capital deficit of $20,106,026, at December 31, 2007. Through 2007, the Company has been continually dependent upon borrowings through private offerings of convertible and non-convertible debt and equity securities from related and non-related parties to finance its business operations. The Company's agreements with its suppliers provide for specific payment terms and, as of March 31, 2008, the Company has not met these payment terms with respect to a number of suppliers. If these suppliers decline to do business with the Company as a result of delayed payment, it could possibly result in the loss of substantial business for the Company and its ability to continue as a going concern.

While management has obtained approximately $400,000 of financing in the first quarter of 2008 (Note Y), management believes the Company does not have sufficient cash on hand to continue

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

business operations unless additional financing is secured within the next month and as such there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to obtain additional short-term financing from existing stockholders and outside sources. The Company is also actively pursuing long-term funding from institutional investors. Management's plan is to secure sufficient short-term capital to fund its operations through the completion of a larger institutional financing, although there can be no assurances that any financing will be available, or if available, that it will be on terms acceptable to the Company. Management believes that its ability to secure short-term and long-term financing is directly related to the Company's progress with new customers and movie content agreements, which are actively being pursued by the Company.

In the event that sufficient short-term or long-term financing is not obtained, in order to help the Company to continue to pursue its customer and content negotiations over a longer term, the Chief Executive Officer has agreed to defer compensation and to cause the Company to increasingly reduce its operating expenditures. However, these actions alone may not be sufficient in which case the Company may be forced to cease operations.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

[3]   BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of PTI and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

[4]   REVENUE RECOGNITION:

The Company recognizes revenue from retailers' sales of product through the Company's on-demand service and through Internet retailers, upon shipment to the retail customer or consumer.

Customer returns, although not material, are also reflected as a reduction in revenue in the period that they are returned or earlier if any such returns are anticipated.

Revenue from the licensing of font software is recognized over the licensing period. Revenue from the sale of software and movie products is recognized when the product is delivered or shipped to the customers.

In accordance with Emerging Issue Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent", the Company recognizes revenue from Internet sales through its TitleMatch subsidiary on a gross basis. The Company has concluded that it is

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

the principal in Internet sale transactions. The basis for this is as follows: the Company is the primary obligor in all transactions, the Company has latitude in establishing pricing, the Company is subject to risk of loss when the item is transferred to the freight carrier, title is transferred to the Company at the time the order is placed with third party vendors and the Company is at risk for the billing to its customer. Revenue from these sales is recognized when the product is shipped to the customer.

Revenue from the sale of physical inventory purchased in September 2006 (see Note T) is recognized when the products are shipped to the customer. The Company invoices these customers at time of shipment. Revenue generated from the sale of prepackaged goods from third party distributors through Internet retailers is recognized when the product is shipped by the Company or by a third party vendor.

[5]   CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2007, the Company has approximately $64,000 in excess of the federal deposit insurance corporation limit of $100,000.

[6]   INVENTORY:

DVD and CD media purchased in the Inventory Purchase of September 2006 (see Note T) are valued at the lower of cost or market.

[7]   PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which generally are three years for deployed equipment and computer equipment, three years for office equipment and machinery and seven years for furniture and fixtures. Leasehold improvements and assets capitalized under capital leases are amortized over the shorter of the lease term or the assets' estimated useful lives. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

[8]   SOFTWARE DEVELOPMENT COSTS:

Costs associated with the development and enhancement of proprietary software incurred between the achievements of technological feasibility and availability for general release to the public were insignificant, and therefore not capitalized.

[9]   PATENTS:

Costs associated with obtaining patents for the Company's proprietary software are capitalized and amortized over their estimated useful lives, or, the life of the patent, upon completion and approval, whichever is shorter.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

[10]  INCOME TAXES:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of the net tax assets is reduced to the amount that based on available evidence is more likely than not to be realized with a valuation allowance established for those tax benefits not expected to be realized. The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2007 and 2006.

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

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Should any of these instruments qualify as a derivative, then the fair value of the embedded derivative is marked-to-market each reporting date and recorded as a liability and the change in fair value is recorded in the consolidated statement of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion feature in a convertible instrument is required to be bifurcated and there are also other embedded derivative elements in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current as net-cash settlement of the derivative instrument, based on their contractual terms, generally could occur within 12 months of the balance sheet date.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

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

[13]  USE OF ESTIMATES:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimations include valuations of warrants issued in connection with various forms of financing by the Company. Actual results could differ from those estimates.

[14]  ACCOUNTING FOR STOCK OPTIONS:

The Company adopted the provisions of SFAS No. 123R "Share Based Payment" ("SFAS 123R"), effective January 1, 2006, using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized for the portion of outstanding stock option awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock option grants. The Company recognizes share-based compensation costs on a straight-line basis over the requisite service periods of awards. That cost is recognized as compensation expense over the service period, which would normally be the one to three year vesting period of the options. Under SFAS 123R forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.

[15]  LOSS PER SHARE AND COMMON SHARE EQUIVALENT:

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, warrants, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. The shares issuable upon the conversion of secured convertible notes and preferred stock, and the exercise of stock options and warrants are excluded from the calculation of net loss per share for the periods presented as their effect would be anti-dilutive.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Securities that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted loss per share consist of the following:

                                             YEAR ENDED DECEMBER 31
                                            ------------------------
                                                2007         2006
                                            -----------   ----------
          Options                            17,907,901   20,465,993
          Warrants                          101,326,968   48,187,225
          Convertible Notes                 188,700,666   22,000,000
          Preferred Shares "if converted"     3,000,000           --
                                            -----------   ----------
          Total dilutive shares             310,935,535   90,653,218
                                            ===========   ----------

Subsequent to December 31, 2007 through May 16, 2008, the Company has issued 38,882,159 shares of common stock, of which 35,001,704 was due to conversions of convertible notes. See Note Y for additional issuances of convertible securities and warrants.

[16]  RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. The Company adopted the interpretation effective January 1, 2007. The adoption of this interpretation did not a material impact on the Company's consolidated financial statements, results of operations or cash flows.

      In June 2006, the EITF reached a consensus on EITF No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3") to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus was effective for the first interim reporting period beginning after December 15, 2006. The Company adopted the net presentation. The adoption of this EITF did not have a material impact on the Company's consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements," ("EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of EITF 00-19-2 was required for fiscal years beginning after December 15, 2006. In accordance with EITF 00-19-2 the Company has recorded approximately $121,000 in accrued registration penalties as of December 31, 2007.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial LiabilitieS" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective beginning January 1, 2008, and permits earlier application. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

      In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. This EITF is effective for the Company January 1, 2008, and the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

      In December 2007, the Securities Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 110, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options accounted for under SFAS 123R beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company has concluded that their stock option exercise experience does not provide a

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

reasonable basis upon which to estimate expected term, therefore beginning in 2008, for any stock option awards granted, the Company will continue to use the "simplified" method to calculate estimates of the expected term of stock options.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net loss on the face of the consolidated statement of operations. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will assess the impact of SFAS 160 if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 and is effective prospectively beginning January 1, 2009. The Company is currently evaluating the impact to its consolidated financial statements.

[17]  RESEARCH AND DEVELOPMENT:

The Company expenses research and development costs as incurred.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

[18]  SEGMENT REPORTING:

The Company operates in one reporting segment.

[19]  RECLASSIFICATIONS

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on previously reported net loss.

NOTE B - INTERIM PERIOD RESTATEMENTS (UNAUDITED)

The Company has restated its consolidated financial statements for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 and applicable year to date periods to correct the accounting for certain "tainted" warrants issued with a private offering of common stock ("Private Offering") in February, April and May 2007 and to correct the accounting for conversions of convertible notes. The corrected accounting reclassifies the fair value of the "tainted" warrants in excess of the cash received in the Private Offering to change in fair value of financial instruments liabilities. Previously the excess fair value was included in additional paid in capital during the quarters ended March 31, 2007 and June 30, 2007 and was considered as a deemed dividend during the quarter ended June 30, 2007. Additionally, the Company is correcting the accounting to reclassify the fair value of the conversion option upon a debt conversion to additional paid in capital and any unaccreted discount associated with the conversion to interest expense. Previously additional paid in capital and common stock were not credited with the principle amount of debt converted but was recorded based on the fair value of the common stock issued and included as a change in fair value during the three months ended September 30, 2007.

The effect of the restatement on specific amounts previously reported in the quarterly consolidated financial statements is as follows:

                                                                               March 31, 2007
                                                                       -----------------------------
                                                                       As previously
Consolidated Balance Sheet and Statement of Stockholders' Deficiency   Reported        As restated
Additional Paid in Capital                                             $  36,411,347   $  36,936,081
Accumulated Deficit                                                    $ (46,815,390)  $ (47,340,124)

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                                                                            Three Months Ended
                                                                              March 31, 2007
                                                                       ----------------------------
                                                                       As previously
Consolidated Statement of Operations                                   Reported        As restated
Change in fair value of financial instrument liability                 $ (1,428,114)   $ (1,952,848)
Net Loss                                                               $ (2,709,813)   $ (3,234,547)

EARNINGS PER SHARE BASIC AND DILUTED                                   $      (0.04)   $      (0.04)

                                                                            Three Months Ended
                                                                              March 31, 2007
                                                                       ----------------------------
                                                                       As previously
Consolidated Statement of Cash Flows                                   Reported        As restated
Net Loss                                                               $  (2,709,813)  $ (3,234,547)
Change in fair value of financial instrument liability                 $   1,428,114   $  1,952,848
Non cash transactions:
Warrants issued for finders fee                                        $     154,081   $         --
Warrants issued with common stock                                      $     770,404   $    399,751

                                                                               June 30, 2007
                                                                       ----------------------------
                                                                       As previously
Consolidated Balance Sheet and Statement of Stockholders' Deficiency   Reported        As restated
Additional Paid in Capital                                             $  36,119,970   $ 37,244,631
Accumulated Deficit                                                    $ (43,282,717)  $(44,407,378)

                                                                     Six Months Ended            Three Months Ended
                                                                      June 30, 2007                 June 30, 2007
                                                              ----------------------------   ---------------------------
                                                              As previously                  As previously
Consolidated Statement of Operations                          Reported        As restated    Reported       As restated
Interest Expense,  including amortization of debt discount
   and beneficial conversion feature                          $    (416,122)  $   (453,112)  $   (209,935)  $   (246,925)
Change in fair value of financial instrument liability        $   3,211,276   $  2,123,605   $  4,639,390   $  4,076,453
Net Income (Loss)                                             $     822,860   $   (301,801)  $  3,532,672   $  2,932,745
Deemed Dividend                                               $  (1,095,123)  $         --   $ (1,095,123)  $         --
Net Income (Loss) available to common shareholders            $    (272,263)  $   (301,801)  $  2,437,549   $  2,932,745

Earnings per share basic                                      $       (0.00)  $      (0.00)  $       0.03   $       0.04
Earnings (loss) per share diluted                             $       (0.00)         (0.00)  $      (0.01)  $       0.01

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                                                                             Six Months Ended
                                                                               June 30,2007
                                                                       ----------------------------
                                                                       As previously
Consolidated Statement of Cash Flows                                   Reported        As restated
Net Income (Loss)                                                      $     822,860   $    (301,801)
Change in fair value of financial instrument liability                 $  (3,211,276)  $  (2,123,605)
Net cash used in operating activities                                  $  (1,064,021)  $  (1,101,011)
Conversion of Convertible Notes                                        $     (36,990)  $          --
Net cash provided by financing activities                              $   1,101,669   $   1,138,659
Non cash transactions:
Warrants issued for finders fee                                        $     287,116   $          --
Warrants issued with common stock                                      $   1,435,578   $     635,000
Conversion of note payable to common stock                             $          --   $      51,000

                                                                             September 30, 2007
                                                                       -----------------------------
                                                                       As previously
Consolidated Balance Sheet and Statement of Stockholders' Deficiency   Reported        As restated
Additional Paid in Capital                                             $  36,687,787   $  37,636,824
Accumulated Deficit                                                    $ (43,667,500)  $ (44,616,537)

                                                                Nine Months Ended            Three Months Ended
                                                               September 30, 2007            September 30, 2007
                                                          ----------------------------   --------------------------
                                                          As previously                  As previously
Consolidated Statement of Operations                      Reported         As restated   Reported       As restated
Interest expense-including amortization of discount and
   beneficial conversion feature of debt                  $   1,203,458   $  1,203,458   $   (787,336)  $  (750,346)
Change in fair value of financial instrument liability    $   4,529,917   $  3,580,880   $  1,318,641   $ 1,457,275
Net Income (Loss)                                         $     438,077   $   (510,960)  $   (384,782)  $  (209,158)
Deemed Dividend                                           $  (1,095,123)  $         --   $         --   $        --
Net Loss available to common shareholders                 $    (657,046)  $   (510,960)  $   (384,782)  $  (209,158)

Earnings per share basic and diluted                      $       (0.01)  $      (0.01)  $      (0.00)  $     (0.00)

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                                                                             Nine Months Ended
                                                                             September 30,2007
                                                                       -----------------------------
                                                                       As previously
Consolidated Statement of Cash Flows                                   Reported        As restated
Net Income (Loss)                                                      $     438,077   $   (510,960)
Change in fair value of financial instrument liability                 $  (4,529,917)  $ (3,580,880)
Non cash transactions:
Warrants issued for finders fee                                        $     287,116   $         --
Warrants issued with common stock                                      $   1,435,578   $    635,000

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2007:

                                                                     ESTIMATED
                                                         2007      USEFUL LIVES
                                                     -----------   ------------
Computer and other equipment                         $ 1,458,388      3 years
Furniture and fixtures                                    34,284      7 years
Purchased software                                        79,062      3 years
Leasehold improvement                                     65,463      Various
                                                     -----------
                                                       1,637,197
Accumulated depreciation and amortization             (1,603,593)
                                                     -----------
Property and equipment, net                          $    33,604
                                                     ===========

Included in property and equipment are assets under capital leases with no net book value at December 31, 2007. The assets under capital leases were fully depreciated in 2006. Depreciation and amortization expense was $67,909 and $398,854 for the years ended December 31, 2007 and 2006, respectively.

NOTE D - LOANS PAYABLE

Loans payable consist of the following as of December 31, 2007:

                                                                        AMOUNT
Loan payable with interest at prime plus 2% (10.25%) (1)              $  72,195
Loan payable non-interest bearing, due on demand                         25,050
                                                                      ---------
                                                                         97,245
Less current portion                                                     49,114
                                                                      ---------
Loans payable, less current portion                                   $  48,131
                                                                      =========

(1) The Company obtained a $100,000 line of credit from a bank in 1994. Interest is payable on a monthly basis. The bank has the option to terminate the line of credit at its sole discretion, at which time the Company can elect to pay the then outstanding balance in

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

      thirty-six monthly installments of principal and interest at the rate then in effect. The bank can demand immediate payment if the Company is in default of the terms of the line of credit. The loan is personally guaranteed by certain officers/stockholders of the Company. At March 31, 2008, the bank had not terminated the line of credit.

Aggregate principal payments of the loan payable to the bank in the amount of $72,195 are shown based on the repayment of the loan over a thirty-six month period commencing January 2008 as follows:

               FOR THE YEAR ENDING DECEMBER 31,      AMOUNT
             -----------------------------------   ----------
             2008                                  $   24,064
             2009                                      24,065
             2010                                      24,066
                                                   ----------
                                                       72,195
             Less current portion                      24,064
                                                   ----------
             Loans payable, less current portion   $   48,131
                                                   ==========

NOTE E - NOTE AND LOANS PAYABLE TO RELATED PARTIES

Note and Loans payable to related parties consist of the following as of December 31, 2007:

                                                     AMOUNT
                                                   ----------
          Loan payable (1)                         $    7,927
          Credit card payable (2)                      59,373
          Bridge loan payable (3)                     175,000
          Bridge loan payable (4)                     105,000
                                                   ----------
                                                   $  347,300
                                                   ==========
          Note payable (5)                         $  414,565
                                                   ==========

(1)   Non interest bearing demand loan payable to officer.

(2) Represents purchases made by the Company on an officer's personal credit card.

(3) In March 2007, a stockholder advanced the Company $175,000 to use as working capital until the Company receives long term funding. The $175,000, plus interest calculated at a rate of 10% per annum, will be returned to the stockholder upon receipt of long term funding. As of December 31, 2007, accrued interest totaling $14,192 is included in accrued expenses on the consolidated balance sheet.

(4) In November 2007, a stockholder advanced the Company $105,000 to use as working capital until the Company receives long term funding. The $105,000, plus interest calculated at a rate of 10% per annum, will be returned to the stockholder upon receipt

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

            of long term funding. As of December 31, 2007, accrued interest totaling $1,697 is included in accrued expenses on the consolidated balance sheet.

      (5) On July 22, 2004, in connection with the reverse merger, $414,565 of previously accrued interest on a convertible note payable due to the in-laws of our Chief Executive Officer was converted into a new promissory note, bearing interest at 4% per annum. As of December 31, 2007, the total accrued interest on the note payable amounted to $57,066. All principal and accrued interest on the note was due and payable in full on July 22, 2007. As of March 31, 2008, no portion of principal or interest has been paid and, as a result, the notes are currently in default. The Company will seek to renegotiate the notes sometime in 2008. These amounts are shown as a current liability in the accompanying balance sheet as of December 31, 2007.

NOTE F- ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2007:

                                                      Amount
Payroll and related benefits                       $   187,790
Accounting, legal and other professional fees          240,625
Royalties and litigation settlement                     45,805
Registration Rights Penalties                          121,064
Interest                                               262,623
Other                                                  122,033
                                                   -----------
Total accrued expenses                             $   979,940
                                                   ===========

NOTE G - FINANCIAL INSTRUMENT LIABILITY, CONVERTIBLE NOTES PAYABLE AND DEFERRED
   FINANCING COSTS

As of December 31, 2007 Convertible Notes Payable consist of the following:

-------------------------------------------------------------------------------------
Issuance Date     Amount      Interest   Maturity Date     Rate to Market Price upon
                              rate                         conversion
-------------------------------------------------------------------------------------
August 6, 2006    $ 588,089   6%         August 6, 2009    40%
-------------------------------------------------------------------------------------
September 28,       731,725   6%         September 28,     40%
2006                                     2009
-------------------------------------------------------------------------------------
November  7,        210,696   6%         November 7,       55%
2006                                     2009
-------------------------------------------------------------------------------------
May 31, 2007        500,000   6%         May 31, 2010      40%
-------------------------------------------------------------------------------------
July 3, 2007        200,000   6%         July 3, 2010      40%
-------------------------------------------------------------------------------------
August 21, 2007     400,000   8%         August 21, 2010   40%
-------------------------------------------------------------------------------------
December 24,        200,000   8%         December 24,      40%
2007                                     2010
-------------------------------------------------------------------------------------
                  2,830,510
-------------------------------------------------------------------------------------
Less: Discount    1,971,236
-------------------------------------------------------------------------------------
                  $ 859,274
-------------------------------------------------------------------------------------

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

As of December 31, 2007 the convertible notes payable would convert into 188,700,666 shares of common stock.

Future annual maturities of convertible notes as of December 31, 2007 are as follows:

--------------------------------------------------------------------------------
2009                                   $ 1,530,510
--------------------------------------------------------------------------------
2010                                     1,300,000
--------------------------------------------------------------------------------
                                       $ 2,830,510
--------------------------------------------------------------------------------

In April 2006, the Company issued a Convertible Promissory Note (the "April 2006 Note") for $100,000 in a private placement. The note holder has the option, to convert the April 2006 Note and receive shares of the Company in any financing transaction from third parties conducted by the Company under the same general terms and conditions as provided for in such a financing transaction ("conversion pricing provision"). The April 2006 Note bears interest at 12% per annum and is payable at the earlier of (i) October 31, 2006, or (ii) completion of a subsequent financing of no less than $5,000,000 in gross proceeds to the Company. In connection with the issuance of the April 2006 Note, the Company issued the note holder a warrant to purchase 125,000 shares of common stock at an exercise price of $.20 per share. The warrants may be exercised up to three years from date of issuance. The fair value of the warrants on the date of issuance was $20,700 as determined utilizing the Black-Scholes option-pricing model with the following assumptions: 172.65% volatility, three year contractual life, 4.96% risk free interest rate, and a dividend yield ratio of 0%. The Company allocated the net proceeds between the April 2006 Note and the warrants based on the relative fair value based method. The proceeds allocated to the value of the warrant were recorded as a finance expense. In July 2006, the April 2006 Note was fully converted into 1,136,364 shares of common stock at a share price of $.088.

In August 2006, the Company entered into an agreement with certain investors, whereby the Company sold convertible notes (the "August 2006 Note") in the principal amount of $700,000. During the same month, in connection with the Securities Purchase Agreement, the Company granted the holders seven year common stock purchase warrants to purchase a total of 15,000,000 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately and allows the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends.

The August 2006 Note bear interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the trading price is greater than $.14975 for each trading day. Any amount of principal or interest on the August 2006 Note

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

which is not paid when due bears interest at the rate of 15%. The principal payments on the August 2006 Note are payable in full on the maturity date of August 8, 2009.

At the time of issue, the Company determined the probability weighted discounted cash flow of the August 2006 Note with the various embedded derivatives and determined the discounted cash flow of the August 2006 Note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the August 2006 Note. The implied value of the compound embedded derivatives was $608,021 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing ..10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the August 2006 Note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrants issued to the holder was $1,611,366 at issuance based on a Black Scholes valuation with the following assumptions: 160% volatility, risk free rate of 4.86% and a term of 7 years.

In September 2006, the Company entered into an agreement with certain investors, whereby the Company sold convertible notes (the "September 2006 Notes") in the principal amounts of $600,000 and $217,750. The holder of the $217,750 note was issued seven year common stock purchase warrants to purchase a total of 2,512,500 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately. The exercise price is subject to adjustment as described in the August 2006 Note financing.

The September 2006 Notes bear interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the trading price is greater than $.14975 for each trading day. Any amount of principal or interest on the September 2006 Notes which is not paid when due bears interest at the rate of 15%. The principal payments on the September 2006 Notes are payable in full on September 29, 2009.

At the time of issue, the Company determined the probability weighed discounted cash flow of the September 2006 Notes with the various embedded derivatives and determined the discounted cash flow of the September 2006 Notes without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the September 2006 Notes. The implied value of the compound embedded derivatives contained within the September 2006 Notes at issuance was $529,324 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing ..10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

and the Company was not in default, the Company would trigger redemption of the September 2006 Notes when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the September 2006 Notes 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrants issued to the holder was $194,455 at issuance based on a Black-Scholes valuation with the following assumptions: volatility of 160%, risk free rate of 4.60% and term of 7.01 years.

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

In November 2006, the Company entered into an agreement with certain investors, whereby the Company sold convertible notes (the "November 2006 Note") in the principal amount of $500,000. The holder was also issued a seven year common stock purchase warrant to purchase a total of 5,769,230 shares of common stock at an exercise price of $0.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately. The exercise price is subject to adjustment as described in August 2006 Note financing.

The November 2006 Note bears interest of 6% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the trading price is greater than $.14975 for each trading day. Any amount of principal or interest on the November 2006 Note which is not paid when due bears interest at the rate of 15%. The principal payments on the November 2006 Note are payable in full on November 7, 2009.

At the time of issue, the Company determined the probability weighted discounted cash flow of the November 2006 Note with the various embedded derivatives and determined the discounted cash flow of the November 2006 Note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the November 2006 Note. The implied value of the compound embedded derivatives contained within the November 2006 Note at issuance was $264,974. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 150% volatility, there was a 85% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing .10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the November 2006 Note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the warrants issued to the holder were valued at $418,153 at issuance based on a Black-Scholes valuation using the following assumptions: 160% volatility, risk free rate of 4.63% and term of 7.01 years.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In May 2007, the Company sold additional 6% convertible notes (the "May 2007 Note") at a total face value of $500,000 (net proceeds received of $460,000) under the same terms as the convertible notes issued in 2006. At the time of issue, the Company determined the probability weighted discounted cash flow of the May 2007 Note with the various embedded derivatives and determined the discounted cash flow of the May 2007 Note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the May 2007 Note. The implied value of the embedded conversion option was $341,851 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 170% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the May 2007 Note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the May 2007 Note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month.

In July 2007, the Company sold additional 6% convertible notes (the "July 2007 Note") at a total face value of $200,000 under the same terms as the convertible notes issued in 2006. At the time of issue, the Company determined the probability weighted discounted cash flow of the July 2007 Note with the various embedded derivatives and determined the discounted cash flow of the July 2007 Note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the July 2007 Note. The implied value of the embedded conversion option was $91,135 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 160% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.085, the holder would automatically convert at a stock price of $.20 if the registration was effective and the Company was not in default, the Company would trigger redemption of the July 2007 Note when available at a stock price of $0.15 or higher, alternative financing would be initially available to redeem the July 2007 Note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month.

The implied value of the compound embedded derivatives within the August, September and November 2006 and May 2007 Notes and July 2007 Notes described above at December 31, 2007 was $2,019,727.

In August 2007, the Company entered into an agreement with certain investors, whereby the Company sold convertible notes (the "August 2007 Note") in the principal amount of $400,000 (net proceeds received of $380,000). During the same month, in connection with the Securities Purchase Agreement, the Company granted the investors seven year common stock purchase warrants to purchase a total of 20,000,000 shares of common stock at an exercise price of $0.02 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

the period that the conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends.

The August 2007 Note bears interest of 8% per annum, computed based on a 365-day year and payable quarterly. No interest is due for any month in which the trading price is greater than $.01875 for each trading day. Any amount of principal or interest on the August 2007 Note which is not paid when due bears interest at the rate of 15%. The principal payments on the August 2007 Note are payable in full on the maturity date of August 21, 2010.

At the time of issue, the Company determined the probability weighted discounted cash flow of the August 2007 Note with the various embedded derivatives and determined the discounted cash flow of the August 2007 Note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the August 2007 Note. The implied value of the embedded conversion option was $377,864 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 160% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.015, the holder would automatically convert at a stock price of $.02 if the registration was effective and the Company was not in default, the Company would trigger redemption of the August 2007 Note when available at a stock price of $0.019 or higher, alternative financing would be initially available to redeem the note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrants issued to the holder was $400,075 at issuance based on a Black Scholes valuation with the following assumptions: 220% volatility, risk free rate of 4.41% and a term of 7 years. The fair value of the embedded conversion option and warrants in excess of cash received was $337,931 at issuance. This charge was recorded as an expense in the Company's consolidated statement of operations. The finder who assisted with this financing was granted a warrant to purchase 2,000,000 shares of common stock at share price of $.02 per share. The warrant was valued at $40,008 at issuance based on a Black-Scholes valuation with the following assumptions: 220% volatility, a risk free rate of 4.41% and a remaining term of 7 years.

In December 2007, the Company entered into an agreement with certain investors, whereby the Company sold convertible notes (the "December 2007 Note") in the aggregate principal amount of $200,000. During the same month, in connection with the Securities Purchase Agreement, the Company granted the investors seven year common stock purchase warrants to purchase a total of 15,000,000 shares of common stock at an exercise price of $0.03 per share, subject to adjustment for dilutive share issuances. The warrants are exercisable immediately and allows the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassification; stock splits, combinations and dividends. The December 2007 Note bears interest of 8% per annum, computed based on a 365- day year and payable quarterly. No interest is due for any month in which the trading price is greater than $.01875 for each trading day. Any amount of principal or interest on the December 2007 Note which is not paid when due bears interest at the rate of 15%. The principal payments on the December 2007 Note are payable in full on the maturity date of December 24, 2010.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

At the time of issue, the Company determined the probability weighted discounted cash flow of the December 2007 Note with the various embedded derivatives and determined the discounted cash flow of the December 2007 Note without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the December 2007 Note. The implied value of the embedded conversion option was $370,345 at issuance. The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 160% volatility, there was a 95% probability the Company would not be in default of its registration requirements, assuming an event of default occurring 5% of the time increasing 0.10% per month, reset events projected to occur 25% of the time at an exercise price of $0.015, the holder would automatically convert at a stock price of $.02 if the registration was effective and the Company was not in default, the Company would trigger redemption of the December 2007 Note when available at a stock price of $0.019 or higher, alternative financing would be initially available to redeem the December 2007 Note 0% of the time and increase monthly by 5% to a maximum of 25% and the trading volume would increase at 1% per month. In addition, the fair value of the warrant issued to the holder was $3,006,768 at issuance based on a Black-Scholes valuation with the following assumptions: 230% volatility, a risk free rate of 3.70% and a remaining term of 7 years. The fair value of the embedded conversion option and warrants at issuance in excess of cash received was $3,177,113. The charge was recorded in the Company's consolidated statement of operations.

The finder who assisted with the December 2007 Note financing was granted a warrant to purchase 1,500,000 shares of common stock at share price of $.03 per share. The warrant was valued at $300,676 at issuance based on a Black-Scholes valuation with the following assumptions: 230% volatility, a risk free rate of 3.70% and a remaining term of 7 years.

The warrants issued to the holders of the August 2007 Notes and December 2007 Notes had a collective value of $5,865,131 at December 31, 2007. The implied value of the embedded conversion option in August and December 2007 was $1,046,815 at December 31, 2007.

The convertible notes described above are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is the Applicable Percentage (40% for all the notes except the 6% notes issued in November 2006 for which the percentage is 55%) multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods. The Applicable Percentage for the 6% notes issued in November 2006 is capped at 55% due to the untimely effectiveness of the Company's registration statement. The Applicable Percentage for the balance of the 6% notes was adjusted to 40% pursuant to the terms of the Convertible notes issued in December 2007. Conversions, including warrant exercises (as noted below), are limited monthly to the greater of $80,000 or the 10 day average daily volume, and in total are limited to the beneficial ownership of 4.99% (in some instances 9.99%). The Conversion Price and the number of shares to be issued upon conversion are subject to adjustment upon the occurrence of these events: major announcements defined as an intent to consolidate or merge with any other corporation other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged or sell or transfer all or substantially all of the assets of the Company or if any person, group or entity publicly announces a tender offer to purchase 50% or more of the Company's Common

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Stock any common stock reclassification; stock splits, combinations and dividends. In addition, the Fixed Conversion Price, as defined, and the Variable Conversion Price are subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications and similar events.

Events of default under the convertible notes include: the Company's failure to perform any of its obligations, pay principal, interest and other fees, breach of covenant, breach of representations and warranties, default under related agreements, bankruptcy, failure to remain listed on Amex, NYSE, NASDAQ or OTCBB, failure to maintain enough authorized shares to allow for full conversion of the notes and warrants and failure to deliver the common stock or replacement note to holder free of restrictions and other conditions. The default interest rate is 15%. Upon occurrence of default, the holder may demand immediate repayment of the Convertible Debentures at 140% of the principal balance.

The Company has registration requirements as detailed in the Registration Rights Agreement. If the Company fails to meet the registration deadlines, then the Company must pay the holder liquidated damages equal to 2.0%, not to exceed 6% of the principal balance per month pro-rated for each month in which the registration requirements are not met. The agreement obligated the Company to file an SB-2 Registration Statement within 45 days from the Closing Date to register 100% of the then shares to be issued upon conversion of the convertible notes within 120 days from the Closing Date. The convertible notes are secured by all of the assets of the Company. In November 2006, the Company entered into a revised registration agreement with the holder whereby the Company was obligated to file an SB-2 registration statement by November 17, 2006, which was to become effective by January 5, 2007. The Company did not file a registration statement until February 12, 2007 and has accrued the potential cash penalties due as of December 31, 2006 of $59,187. The Company accrued an additional $61,878 in penalties as of April 13, 2007 due to the late filing. On April 16, 2007, the Company received a waiver from the holders extending the Company's obligation to file an SB-2 registration until May 31, 2007. The registration statement was declared effective in June 2007. The Company has also received a waiver from the holders with respect to the covenant that the Company maintain a certain specified number of authorized common shares until January 1, 2009, and was granted an extension on the filing of the registration statement for the 8% notes to June 30, 2008. The Company also received a waiver from the holders for the covenant regarding quarterly payment of accrued interest. The Company is not obligated to pay accrued interest on the notes until June 30, 2008.

The Company has the call option to prepay ("redeem") the convertible notes assuming the Common Stock is trading at or below $.20 per share on the 6% notes and $.01875 per share on the 8% notes. The Company will pay in cash for prepayments: 120% if occurring within 30 days of the issue date; 130% for prepayments occurring between 31 and 60 days of the Issue Date, or 140% for prepayments occurring after the 60th day following the Issue Date. The Company has a partial call option if the volume weighted average price of the common stock for the 5 trading days is below $.1198 for the 6% notes and $.02 on the 8% notes. For a partial call option the Company will prepay a portion of the outstanding principal amount of the Notes equal to 101%

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

of the principal divided by 36 plus one month's interest and this will apply to all conversions for the month.

The derivative financial instruments in connection with the convertible notes have been accounted for in accordance with SFAS No. 133. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the statement of operations. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants. These fluctuations can create significant gains and losses in the consolidated statement of operations.

The convertible notes described above contain more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within Convertible Note". The single compound embedded derivative features include the conversion feature with the reset provisions within the convertible notes, the call/redemption options, the interest rate adjustment, the cash prepayment penalties, and liquidated damages. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the convertible notes of the value at inception. The unamortized discount has been amortized to interest expense using the effective interest method over the life of the convertible notes. Through December 31, 2007, $753,261 has been amortized with an unamortized discount balance remaining of $1,979,636.

Due to the floorless conversion feature of the convertible notes, the Company cannot necessarily share settle the existing debt or any outstanding warrants/options. This is due to the fact that the Company may not have sufficient authorized and un-issued shares available to settle these obligations. Therefore, all existing outstanding warrants as of August 8, 2006 and all warrants issued thereafter, are "tainted" and have been treated as derivative liabilities under SFAS 133 and EITF 00-19.

The warrants outstanding as of December 31, 2007 (referred to as "Tainted Warrants") in aggregate allow the holders to purchase 38,026,161 shares with various expirations dates ending December 31, 2010 (3 and 5 year terms). The Tainted Warrants have a combined value of $4,105,837 at December 31, 2007 using a Black Scholes valuation model with the following assumptions: 230% volatility, risk free rates between 3.05 - 3.49% and a remaining term ranging from .44 -2.58 years.

For the year ended December 31, 2007, the mark to market change in the value of the convertible note warrants was a loss of $3,147,275, the mark to market change in the Compound Embedded Derivatives was a loss of $915,078 and the mark to market change in the value of the Tainted Warrants was a loss of $837,354. These changes effected an increase in the financial instrument

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

liability. The change in fair value of these liabilities was charged as an expense in the Company's consolidated statement of operations.

The Company incurred legal and finder's fees totaling $865,167 (of which $521,267 is the value of a warrant issued to the finder) associated with the convertible notes. These fees are treated as deferred financing costs and are being amortized over the term of the convertible notes. For the years ended December 31, 2007 and 2006, amortization of deferred financing costs totaled $184,335 and $39,208.

During the year ended December 2007, the noteholders converted $490,820 of principal and interest into an aggregate of 42,795,061 shares of common stock at share prices ranging from $.00485-$.0052. In accordance with waivers received from prior private placement investors, anti dilution provisions from prior private offerings do not apply to the convertible note conversions.

In December 2007, the Company sold 30 shares of Series A Preferred Stock ("Series A") in a private offering with accredited investors for an aggregate subscription amount of $300,000 ($270,000 net of costs) (see Preferred Stock Note W). One share of Series A is convertible into 100,000 shares of the Company's common stock. Due to the floorless conversion feature of the convertible notes described above, the Company may not have sufficient authorized and unissued common stock to convert the Series A. Therefore the conversion feature embedded in the Series A is considered "tainted" and has been treated as a derivative liability. The fair value of the embedded conversion feature on the date of issuance was $346,239 which was recorded as a discount of $270,000 and change in fair value of $76,239. The tainted conversion feature had a fair value of $401,332 at December 31, 2007.

The derivative financial instruments in connection with the tainted conversion feature have been accounted for in accordance with SFAS No. 133 and EITF 00-19. These derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. The Company will mark to market these derivative liabilities each quarter and record the change in fair value in the statement of operations. The recorded value of these debt features may fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as the volatility of the stock price during the term remaining until conversion. These fluctuations can create significant gains and losses in the consolidated statement of operations. The loss related to the change in fair value of the tainted conversion feature at December 31, 2007 was $55,093.

The valuation was calculated using a lattice model with the following assumptions: the stock price would increase in the short term at the cost of equity with a 0% volatility, a stock price annual growth rate of 26.375%, and a 1% chance of a liquidation event.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTE H - RELATED PARTY TRANSACTIONS

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on the Company's behalf as required by its equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as the Company is able to replace this letter of credit, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant was recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007. In November 2005, the balance of this letter of credit was reduced to $750,462 and the lease was extended through December 2008. The Company is contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of its noncompliance with the terms of the lease agreement. The balance of the warrant has been fully amortized as of December 31, 2007.

Upon the termination of employment of another officer in September 2005, $75,906 of accrued but unpaid salary was converted to a note. Interest is payable monthly at a rate of 12% per annum. For the year ended December 31, 2007 $9,109 of interest was paid. The note was payable in four equal quarterly installments beginning January 2007. As of April 15, 2008, no portion of the principal amount has been paid and, as a result, the note is currently in default, however the holder has not declared the note to be in default. The Company continues to make monthly interest payments. Provisions in the note state that upon default, the entire principal amount plus any accrued interest become immediately due and payable by the Company. The Company will seek to renegotiate the note sometime in 2008.

At December 31, 2007, accrued but unpaid salaries to an officer of the Company totaled $317,634.

See Note L for related party information in connection with a capital lease by the Company.

NOTE I - STOCK BASED COMPENSATION

On March 24, 2000, the Company adopted a stock compensation plan for the issuance of up to 3,000,000 shares of common stock to employees, directors and consultants (the "2000 Plan"). The 2000 Plan provides that the exercise price per share of all incentive stock options granted shall not be less than 100% of the fair value of the stock and for non-incentive options shall not be less than 85% of their fair value of the stock on the date of grant. Options become exercisable at such time or times as determined by the Compensation Committee of the Board (the "Committee"). Outstanding options must generally be exercised within ten years from the date of grant. The Committee may at any time cause the Company to offer to buy out an option previously granted, based on such terms and conditions set forth by the Committee. In addition, the 2000 Plan provides for the grant of stock appreciation rights and stock awards subject to such terms and conditions as shall be determined at the time of grant. Through December 31, 2007, no stock appreciation rights or shares of stock have been awarded under the 2000 Plan.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Upon the closing of the reverse merger, the board of directors of the Company adopted the 2004 Stock Option Plan (the "2004 Plan") under which a total of 1,000,000 common stock options were reserved for issuance, subject to approval by stockholders at the Company's 2005 annual meeting of stockholders. In November 2004, the Board of Directors increased the number of shares available under the Plan to 2,000,000 and, in March 2005, the Board of Directors authorized a further increase to 4,500,000 shares. In August 2006, holders of approximately 63% of our common stock voted to increase the stock option pool of the 2004 Plan to 19,000,000. As of December 31, 2007, options to purchase 17,345,542 shares of common stock are outstanding pursuant to the 2004 Plan including 5,610,000 options to directors, with exercise prices ranging between $.10 and $1.35 per share. Non-employee director options vest monthly or quarterly over a one-year period and are exercisable over either five or ten year periods. Most employee options vest annually or quarterly over a three-year period, and are exercisable over either five or ten year periods. Stock options granted pursuant to the 2004 Plan were ratified during the Company's annual stockholder meeting held on May 18, 2005.

Option transactions are summarized as follows:

                                                      2000 PLAN                                       2004 PLAN
                                             2007                    2006                    2007                    2006
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE                EXERCISE
                                     # SHARES     PRICE     # SHARES      PRICE      # SHARES      PRICE     # SHARES     PRICE
                                    ---------------------   ---------------------   ---------------------   ---------------------
Outstanding at beginning of year     2,075,651   $   1.70   2,537,785   $    1.64   18,390,342   $   0.23    4,142,988   $   0.71
Granted (1)                                 --         --          --          --           --         --   16,037,667       0.14
Exercised                                   --         --          --          --           --         --           --         --
Forfeited (2)                       (1,513,292)      1.72    (462,134)       1.39   (1,044,800)      0.23   (1,790,313)      0.52
                                    ----------              ---------               ----------              ----------
Outstanding at end of year             562,359       1.64   2,075,651        1.70   17,345,542       0.23   18,390,342       0.23
Exercisable at end of year             562,359       1.64   2,075,651        1.70   14,570,232       0.24    7,264,586       0.34
                                    ----------              ---------               ----------              ----------

The weighted average grant date fair value of options granted in 2006 was $.0996.

(1) 940,000 of these options with an exercise price of $.25 were granted March 31, 2006 subject to stockholder approval. These options were approved by stockholders on August 29, 2006 and are included in the stock option charge for the quarter ended September 30, 2006. These options have a ten year life with immediate vesting for half of these options and the balance, vesting March 31, 2007.

(2) 1,362,000 options were rescinded subsequent to March 31, 2006 as a result of Board of Directors action to correct option grants in November 2005 inconsistent with the Company's 2004 Stock Option Plan. The rescinded options include: (a) 300,000 of 500,000 shares granted to the former CEO,
      (b) 103,750 of 150,000 shares granted to the Senior VP of Digital Rights and Content Management, (c) 479,125 of 750,000 shares granted to a Director, and (d) 479,125 of 750,000 shares granted to a Director and the current President and CEO.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

These options were not included in stock based compensation for the year ended December 31 2006 and are incorporated above as being forfeited in 2006.

The following summarizes information about stock options at December 31, 2006:
------------------------------------------------------------------------------

                                                           OPTIONS EXERCISABLE
                                                         ----------------------
                        RANGE     WEIGHTED   WEIGHTED                  WEIGHTED
                          OF       AVERAGE   REMAINING                 AVERAGE
   NUMBER              EXERCISE   EXERCISE     LIFE        NUMBER      EXERCISE
OUTSTANDING             PRICE       PRICE    IN YEARS    EXERCISABLE    PRICE
--------------------------------------------------------------------------------
 12,670,000           $.10-$.14   $  0.112        9.93    4,223,333    $  0.112
  3,110,000             .20-.25      0.223        9.85      720,000        0.23
  1,166,000           .33 - .49      0.330        7.61    1,058,000       0.330
    175,000           .50 - .99       0.89        8.38      175,000        0.89
  2,515,521           1.00-1.49       1.25        3.07    2,334,432       1.248
    829,472           1.50-2.75       2.42         .75      829,472        2.42
-----------                                              ----------
 20,465,993                           0.38                9,340,237        0.65
===========                                              ==========

The following summarizes information about stock options at December 31, 2007:
------------------------------------------------------------------------------

                                                           OPTIONS EXERCISABLE
                                                         ----------------------
                        RANGE     WEIGHTED   WEIGHTED                  WEIGHTED
                          OF       AVERAGE   REMAINING                  AVERAGE
NUMBER                 EXERCISE   EXERCISE     LIFE         NUMBER     EXERCISE
OUTSTANDING             PRICE      PRICE     IN YEARS    EXERCISABLE    PRICE
--------------------------------------------------------------------------------
 12,670,000           $.10-$.14   $  0.112        8.93    10,886,677   $  0.113
  2,155,000             .20-.25      0.228        8.83     1,231,664      0.237
  1,086,000           .33 - .49      0.330        6.51     1,058,668      0.330
    175,000           .50 - .99       0.89        7.38       175,000       0.89
  1,504,384           1.00-1.49      1.214        3.68     1,463,065      1.210
    317,517           1.50-2.75      1.875         .08       317,517      1.875
-----------                           0.28               -----------
 17,907,901                                               15,132,591       0.26
===========                                              ===========

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

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                                           YEAR ENDED DECEMBER 31,
                                                     2006
                                           -----------------------
        Risk-free interest rate                               4.41%
        Expected life of options                           5 years
        Expected dividend yield                               0.00%
        Expected volatility                                 196.48%
        Weighted average fair value                           $.10

No options were issued for the year ended December 31, 2007.

The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company's stock.

Stock based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 was $870,262, of which $643,309 relates to employee compensation and $226,953 is for options issued to directors. All of these expenses are recorded in selling general and administrative expense. The unrecognized compensation cost of $348,975 for non-vested options at December 31, 2007 will be recorded over the remaining two year life of the options. As of December 31, 2007 and 2006, there was no intrinsic value associated with the Company's outstanding and exercisable stock options.

NOTE J - INCOME TAXES

INCOME TAXES

For the years ended December 31, 2007 and 2006, there was NO INCOME TAX expense. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's net deferred income tax assets and liabilities as of December 31, 2007 are as follows:

                                                                       2007
                                                                       ----
Deferred tax asset
   Net operating loss carryforward                                $   3,092,000
   Depreciation and amortization                                        104,000
   Accrued compensation                                                 133,000
                                                                  -------------
Total deferred tax asset                                              3,329,000
Less valuation allowance                                             (3,329,000)
                                                                  -------------
                                                                  $          --
                                                                  =============

Income taxes computed at the statutory rate for the years ended December 31, 2007 and 2006 differ from amounts provided as follows:

                                                                2007      2006
                                                                ----      ----
Tax provision (benefit) at statutory rate                         34%       34%
State and local taxes, net of federal benefit                      6%        6%
Derivative expenses                                              (26)%      (6)%
Stock based compensation                                          (3)%      (6)%
Amortization of deferred costs                                     0%       (1)%
Change in valuation allowance                                    (11)%     (27)%
                                                                ----      ----
Effective income tax rate                                          0%        0%
                                                                ====      ====

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluations, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Under Federal Tax Law pursuant to Internal Revenue Code Section 382 certain significant changes of ownership, as defined, may restrict the utilization of a company's net operating losses ("NOL"). These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income. Since the Company's formation, the Company has raised capital through the issuance of capital stock and convertible debentures which, combined with other stockholder's purchases and dispositions may have resulted in a change of control.

The Company has completed an evaluation of the effect of Section 382 on its NOLs in order to apply this provision for the applicability of deferred tax asset recognition and FIN 48. Based on this analysis, the Company believes it is more likely than not that a change of control pursuant to Section 382 occurred during 2007. As a result, the Company has reduced its NOL carryforward from approximately $35,120,000 to $7,700,000. The carrying amount of the Deferred Tax Asset and related valuation allowance have also been reduced due to the applicability of this provision. The remaining NOL will be available to offset future taxable income.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The ultimate interpretation of the application of Section 382 may differ from the above estimate. The effect of the above change did not have any effect on the net carrying value of the deferred tax asset which has been fully offset by a valuation allowance.

NOTE K - OPERATING LEASE OBLIGATIONS

The Company is obligated, under an operating lease for its facility of approximately 5,000 square feet. The required minimum lease payment for 2008 is $5,631 per month. The lease expires in January 2009. Rent and related expenses were $77,148 and $89,141 for the years ended December 31, 2007 and 2006.

NOTE L - OBLIGATIONS UNDER CAPITAL LEASES

The Company has two capital leases to finance the acquisition of computer and deployed equipment. At December 31, 2007, the future minimum payments required under such leases are summarized as follows:

YEAR ENDED DECEMBER 31, 2007                        LEASE (1)   LEASE (2)     TOTAL
----------------------------                        ---------   ---------   ---------
   2008                                             $  30,600   $ 247,200   $ 277,800
   2009                                                30,600          --      30,600
   2010                                                30,600          --      30,600
                                                    ---------   ---------   ---------
Total minimum lease payments                           91,800     247,200     339,000
Less amounts representing interest                     12,753       9,533      22,286
                                                    ---------   ---------   ---------
Present value of minimum lease payment                 79,047     237,667     316,714
Less current portion of capital lease obligations      23,765     237,667     261,432
                                                    ---------   ---------   ---------
Long-term portion of capital lease obligations      $  55,282   $      --   $  55,282
                                                    =========   =========   =========

      (1) The lease is secured by the underlying equipment. The terms of the lease were renegotiated in December 2007. The payment period was extended by 17 months. The new lease agreement has an imputed interest rate of 10% and is payable monthly through December 2010.

      (2) The lease is secured by the underlying equipment and by an irrevocable standby letter of credit in the amount of $750,462 opened by a stockholder/director in the Company's behalf as required by the Company's equipment lease agreement, which is to be retained for the entire term of the lease obligation. The terms of the lease were renegotiated in 2005. Pursuant to the terms of the renegotiation, the lease buyout amount of $50,000 was added to the principal balance of the lease and the payment period was extended by two years. The new lease agreement has an imputed interest rate of 7.32% and is payable monthly through November 2008.

NOTE M - OTHER NOTES PAYABLE

On July 22, 2004, in connection with the reverse merger, $73,875 of previously accrued interest on convertible notes payable was converted into new promissory notes, bearing interest at 4% per annum. As of December 31, 2007, the total accrued interest on the notes payable amounted to $10,468. All principal and accrued interest on the notes were due and payable in full on July

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

22, 2007. As of March 31, 2008, no portion of principal or interest has been paid and, as a result, the notes are currently in default. The Company will seek to renegotiate the notes sometime in 2008. These amounts are shown as a current liability in the accompanying consolidated balance sheet as of December 31, 2007.

NOTE N - CONSULTING AGREEMENTS

In February 2006, the Company entered into a consulting agreement with a third party for investor relations services. The Company agreed to pay the third party a non refundable retainer fee of 1,153,846 shares of stock. Half of the shares valued at $.10 per share were issued three days after executing the agreement and 115,385 shares were issued on the first of each month thereafter through July 2006 and were valued at $.25, $.17, $.08 and $.11 respectively. All shares were valued at market price on the date of issuance. The Company recorded a total consulting fee of $125,770, in connection with the issuance of these shares.

In April 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to this agreement, the Company issued the consultant a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $.19 per share in exchange for past due invoices totaling $6,000. The Company also issued to the consultant a warrant to purchase 60,000 shares of the Company's common stock at an exercise price of $.19 per share, for future services. The warrants are exercisable over 4 years and had a fair value of $28,080 using a Black Scholes valuation with the following assumptions:
172.65% volatility, 4.96% risk free rate and projected term of 4 years. This charge has been recorded as an investor relations expense in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2006.

In June 2006, the Company entered into an investor relations consulting agreement with a third party. Pursuant to the terms of the agreement, the Company issued the consultant a warrant to purchase 250,000 shares of common stock at an exercise price of $.13 per share. The fair value of the warrant was $16,925 at issuance using a Black Scholes valuation with the following assumptions: volatility of 174.66%, risk free rate of 5.03% and projected term of 3 years. This charge has been recorded as an investor relations expense in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2006.

In August 2006, the Company entered into an agreement with a third party intellectual property patent consultant. The Company issued the third party 269,230 shares valued at $0.13 per share or $35,000 as payment for services rendered.

In November 2006, the Company entered into an agreement with a third party consultant to provide guidance in developing its ecommerce business. The agreement called for the Company to make cash payments and to issue the consultant a warrant to purchase 200,000 shares of common stock at an exercise price of $.20 per share. The Company terminated the agreement in January 2007 and is currently disputing the issuance of the warrants although the Company has recorded the expense for the warrants in 2006. The warrants were valued at $13,993 using a

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Black Scholes valuation with the following assumptions: 180% volatility, risk free rate of 4.74% and remaining term of 2.89 years.

On January 3, 2007, the Company issued to a third party consultant a four year warrant to purchase 10,000 shares of common stock at an exercise price of $.19 per share. The fair value of the warrant at issuance was $791. The warrant was valued using a Black Scholes method with the following assumptions: 220% volatility, 4.54% risk free rate and term of 4 years. This charge was recorded as an investor relations expense in selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2007. On April 4, 2007, the Company issued to a third party consultant 225,000 shares of common stock. The shares were valued at $20,250 using a share price of $.10 at issuance. The charge was recorded as investor relations expense in selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2007..

On May 1, 2007, the Company issued to a third party consultant a three year warrant to purchase 583,333 shares of common stock at an exercise price of $0.132 per share. The warrant is exercisable August 1, 2007. The fair value of the warrant at issuance was $64,172. The warrant was valued using a Black Scholes method with the following assumptions: 220% volatility, 4.89% risk free rate and term of 3.25 years. This charge was recorded as consultant expense in selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2007.

Due to the convertible notes discussed in Note G, the warrants are considered a derivative liability.

NOTE O - DEFERRED SALES FEE

On November 29, 2002, as amended on June 15, 2004, the Company and its major customer entered into an Electronic Software and Distribution and Site Location Agreement ("Software Agreement"), which expires June 14, 2008, as amended. As part of the Software Agreement, on June 15, 2004, the Company granted the customer a warrant to purchase 1,456,124 shares of common stock at $.01 per share in recognition of the sales benefit of the Software Agreement to the Company. Upon consummation of the private placement and reverse merger, in accordance with the terms of the Software Agreement, this warrant was automatically exchanged for 266,154 restricted shares of the Company's common stock. These shares were issued, in three tranches; 66,540 shares upon consummation of the reverse merger, 66,540 shares on each of the two years subsequent to the anniversary date of the agreement, and assuming the agreement remains in effect on each date, 66,534 shares on the final anniversary date.

These shares have been valued at $1.25 per share totaling $332,693 and have been recorded as a "Deferred Sales Fee" and reflected as a reduction to equity, to be amortized over the term of the Software Agreement. The balance of the deferred selling fees was fully amortized in September 2006.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTE P - DEFERRED REVENUE

In June 2006, the Company licensed font software owned by its Precision Type subsidiary to a customer for $20,000 over a term of four years. The Company recorded the sale as deferred revenue and is recognizing the revenue over the life of the license. As of December 31, 2007, $7,500 has been recognized.

NOTE Q - PRIVATE OFFERINGS

In January 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement. In connection with the private placement, the Company sold 2,222,222 shares of common stock, at $.135 per share, and warrants (the "January 2006 Warrants") to purchase up to 1,111,111 shares of the Company's common stock, for an aggregate of $300,000.

The January 2006 Warrants have an exercise price of $.50 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the January 2006 Warrants as well as the share price of the common stock is subject to adjustment through January 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in February, June and July 2006 (see below), the Company issued an additional 1,392,236 shares of common stock and adjusted the January 2006 Warrants' exercise price to $.083 per share pursuant to anti-dilution provisions contained in the January 2006 securities purchase agreement.

In February 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement. In connection with the private placement, the Company sold 390,625 shares of common stock, at $.128 per share, and warrants (the "February 2006 Warrants") to purchase up to 585,938 shares of the Company's common stock, for an aggregate of $50,000.

The February 2006 Warrants have an exercise price of $.128 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February 2006 Warrants as well as the share price of the common stock is subject to adjustment through February 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in June and July 2006 (see below), the Company issued an additional 211,787 shares of common stock and adjusted the February 2006 Warrants' exercise price to $.083 per share pursuant to anti dilution provisions contained in the February 2006 securities purchase agreement.

In April 2006, the Company entered into a securities purchase agreement with accredited investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,819,363 shares of common stock, at par value $0.001 per share, at $0.162 and $0.171 per share, and warrants (the "April 2006 Warrants") to purchase up to 1,218,324 shares of our common stock, for an aggregate of $300,000.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The April 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the April 2006 Warrants as well as the share price of the common stock was subject to adjustment through April 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in June and July 2006 (see below), the Company issued an additional 1,795,094 shares of common stock to the April investors and adjusted the April 2006 Warrants' exercise price to $.083 per share pursuant to anti-dilution provisions contained in the April 2006 securities purchase agreement.

In May 2006, the Company entered into a securities purchase agreement with accredited investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,079,136 shares of common stock, at $.139 per share, and warrants (the "May 2006 Warrants") to purchase up to 539,568 shares of common stock, for an aggregate of $150,000.

The May 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the May 2006 Warrants as well as the share price of the common stock was subject to adjustment through May 2007, on the same terms as the June 2005 private placement. Due to the private offerings entered into in June and July 2006 (see below), the Company issued an additional 728,092 shares of common stock to the May investors and adjusted the May 2006 Warrants' exercise price to $.083 per share pursuant to anti-dilution provisions contained in the May 2006 securities purchase agreement.

In June 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement. In connection with the private placement, the Company sold an aggregate of 1,059,322 shares of common stock, at $.094 per share, and warrants (the "June 2006 Warrants") to purchase up to 1,059,322 shares of common stock, for an aggregate of $100,000.

The June 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the June 2006 Warrants as well as the share price of the common stock was subject to adjustment through June 2007, on the same terms as the June 2005 private placement. Due to the private offering entered into in July 2006 (see below), the Company issued an additional 145,497 shares of common stock to the June investor and adjusted the June 2006 Warrants' exercise price to $.083 per share pursuant to anti dilution provisions contained in the June 2006 securities purchase agreement.

In July 2006, the Company entered into securities purchase agreements with two accredited investors in a private placement with each investor. In connection with the private placements, the Company sold an aggregate of 1,170,592 shares of common stock, at $.083 and $.088 per share, and warrants (the "July 2006 Warrants") to purchase up to 1,170,592 shares of common stock, for an aggregate of $100,000.

The July 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the July 2006 Warrants as well as the share price of the common stock was subject to adjustment through July 2007, on the same terms as the June 2005 private placement.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

In July 2006, the $100,000 convertible note was converted into equity at a share price of $.088. The Company issued the investor 1,136,364 shares of common stock at a share price of $.088 and warrants to purchase up to 1,136,364 shares of common stock at an exercise price of $.20 per share.

In August 2006, the Company entered into an agreement with certain investors whereby the Company sold the August 2006 Notes in the principal amount of $700,000. In September 2006, the Company sold the September 2006 Notes in the aggregate amounts of $817,750 under the same terms as the initial issue. The holder was issued warrants for 15,000,000 shares in August, and 2,512,500 warrants in September at an exercise price of $0.10 (see Note G).

In October 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement. In connection with the private placement, the Company sold an aggregate of 568,182 shares of common stock, at $.088 per share, and warrants (the "October 2006 Warrants") to purchase up to 568,182 shares of common stock, for an aggregate of $50,000.

The October 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the October 2006 Warrants as well as the share price of the common stock was subject to adjustment through October 2007, under the same terms as the June 2005 private placement.

In November 2006, the Company entered into a joinder agreement to the financing agreement of August 8, 2006 as amended on September 30, 2006 with the initial Investors and two additional accredited investors. Under the terms of the agreement, the additional investors purchased convertible notes in the aggregate amount of $500,000 under the same terms as the initial Investors (see Note G). The additional investors were each issued a warrant to purchase 2,884,615 shares of common stock at an exercise price of $.10. The initial Investors are no longer obligated to fund any additional amounts pursuant to the original August 2006 financing agreement.

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

In November 2006, the Company entered into securities purchase agreements with several accredited investors in a private placement. In connection with the private placement, the Company sold an aggregate of 1,420,455 shares of common stock, at $.088 per share, and warrants (the "November 2006 Warrants") to purchase up to 1,420,455 shares of common stock, for an aggregate of $125,000.

The November 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

exercise price of the November 2006 Warrants as well as the share price of the common stock was subject to adjustment through November 2007 under the same terms as the June 2005 private placement.

In December 2006, the Company entered into a securities purchase agreement with an accredited investor in a private placement. In connection with the private placement, the Company sold an aggregate of 284,091 shares of common stock, at $.088 per share, and warrants (the "December 2006 Warrants") to purchase up to 284,091 shares of common stock, for an aggregate of $25,000.

The December 2006 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the December 2006 Warrants as well as the share price of the common stock was subject to adjustment through December 2007 under the same terms as the June 2005 private placement.

In February 2007, the Company entered into a securities purchase agreement with accredited investors in a private placement. In connection with the private placement, the Company sold an aggregate of 2,764,423 shares of common stock, at a share price of $.104 per share and warrants (the "February 2007 Warrants") to purchase up to 2,764,423 shares of common stock, for an aggregate amount of $287,500. Additionally, in February 2007 the Company had another private placement and sold an aggregate of 1,704,545 shares of common stock at a share price of $.088 and warrants (the "February 2007 Warrants") to purchase up to 3,409,091 shares of common stock, for an aggregate amount of $150,000.

The February 2007 Warrants have an exercise price of $.20 per share of common stock, are exercisable immediately and expire on the third year anniversary of the initial warrant date. The exercise price of the February 2007 Warrants is subject to adjustment in the event of specified dilutive or accretive events, such as stock splits and stock combinations. The exercise price, as well as the per share price of the common stock sold in the private placement is subject to further adjustment if the Company issues any shares of common stock or securities convertible or exercisable into common stock (subject to customary exceptions such as securities issued pursuant to equity incentive plans) through February 2008 at a price per share less than the per share price of the common stock and/or the exercise price of the February 2007 Warrants, in which case the per share price and/or the exercise price, as applicable, will be adjusted to equal the price of the securities in the new issuance. The adjustment in the share price would result in the issuance of additional shares of common stock to the holders. Due to the subsequent February private offering entered into at a share price of $.088, the Company issued an additional 502,622 shares of common stock and adjusted the February 2007 Warrants' exercise price to $.088 per share pursuant to anti-dilution provisions contained in the February 2007 securities purchase agreement ("2007 Purchase Agreement").

Warrants to purchase 1,234,704 shares of common stock were also issued to a finder in connection with the February 2007 private placement under the same terms as those provided to the investors. All warrants issued in connection with the February 2007 private offering are considered Tainted Warrants as discussed in Note G.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The warrants issued to the finder and those issued to the investors were valued at $154,081 and $770,404 respectively at issuance using a Black Scholes valuation model with the following assumptions: volatility of 220%, risk free rate of 4.54% and a term of three years.

In April 2007, the Company collected $12,500 in subscriptions from the February 2007 private placement. The Company issued 142,046 shares of common stock at a share price of $.088 and warrants to purchase 120,192 shares of common stock at an exercise price of $.088 under the same terms as the February 2007 private placement. Due to the subsequent February and April private offerings entered into at a share price of $.088, the Company issued an additional 21, 853 shares of common stock pursuant to anti dilution provisions in the 2007 Purchase Agreement. The finder who assisted with the private placement was issued a warrant to purchase 24,038 shares of common stock at an exercise price of $.088 under the same terms as the investors.

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

The warrants issued in connection with these private offerings are considered Tainted as discussed in Note G. The fair value of the warrants received in connection with these private offerings were $1,087,671 in excess of cash received. This is included in the change in fair value of the financial instrument liability in the consolidated statement of operations on the date of issuance.

In May 2007, the Company entered into an agreement with certain investors, whereby the Company sold the May 2007 Note in the principal amount of $500,000. In July 2007, the Company sold additional convertible notes in the aggregate amounts of $200,000 under the same terms as the initial issue (see Note G).

In August 2007, the Company entered into an agreement with certain investors, whereby the Company sold the August 2007 Note in the principal amount of $400,000. In December 2007, the Company sold additional Convertible Debentures in the aggregate amount of $200,000. The holder was issued warrants for 20,000,000 shares in August at an exercise price of $0.02, and 15,000,000 warrants in December at an exercise price of $0.03 (see Note G).

In December 2007, the Company sold 300 shares of Series A Preferred Stock in a private offering with accredited investors for an aggregate subscription amount of $300,000 (see Note X).

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The following table summarizes warrant transactions for the years ended December 31, 2006 and 2007:

--------------------------------------------------------------------------------
                                               Warrant Shares   Exercise Price
--------------------------------------------------------------------------------
Balance January 1, 2006                             7,569,936
--------------------------------------------------------------------------------
Granted                                            40,617,289   $.083-$1.06
--------------------------------------------------------------------------------
Exercised                                                  --
--------------------------------------------------------------------------------
Expired                                                    --
--------------------------------------------------------------------------------
Balance December 31, 2006                          48,187,225
--------------------------------------------------------------------------------
Granted                                            54,313,962   $.02-$.19
--------------------------------------------------------------------------------
Exercised                                                  --
--------------------------------------------------------------------------------
Expired                                            (1,174,219)  $1.50-$2.75
--------------------------------------------------------------------------------
Balance December 31, 2007
Outstanding and Exercisable                       101,326,968
--------------------------------------------------------------------------------

NOTE R - LITIGATION

Upon his termination from employment with the Company, a former CEO asserted monetary claims under his employment agreement, and by demand dated October 19, 2005, sought arbitration of those claims which for purposes of the arbitration demand he had valued at $366,979. The Company settled on January 23, 2006. The terms of the settlement require the Company to make periodic cash payments totaling $100,000 and the issuance of a warrant to purchase 240,000 shares of common stock at an exercise price of $1.06 per share with registration rights. The warrant was valued at $24,274 on the settlement date and recorded as expense and as a liability in 2006. In accordance with EITF 00-19, this liability is marked to fair value at each reporting date until the warrant is exercised. On December 31, 2007 and 2006, the warrant was valued at $23,750 and $13,986 respectively. The Company will incur a liability of up to $25,000 if it fails to register the warrants as per the terms of the agreement. The Company has not recorded registration rights damages since the Company determined it not to be material. As of December 31, 2006, the Company has paid the $100,000 as per the terms of the settlement agreement.

On August 23, 2005, First Providence Financial Group, LLC ("First Providence") filed a Demand for Arbitration against the Company with the American Arbitration Association. The demand alleged that the Company breached a January 2000 placement agency agreement with First Providence. The demand sought $5 million in damages, plus fees and costs. The demand alleged that First Providence had a right of first refusal and that the Company disregarded it. The

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Company believed that First Providence was not then in business, incapable of performing and failed to do so when requested to perform. The Company reached a settlement agreement with First Providence on January 31, 2006. The Company issued First Providence 1,000,000 shares of common stock and reimbursed First Providence $8,000 for out of pocket costs. The shares valued at $140,000 were accrued in December 2005 and issued in 2006. First Providence withdrew the arbitration request.

The case of Code Ventures LLC v. Protocall Software Delivery Systems, Inc., et al. was filed in the Superior Court of the State of California, San Diego Judicial District, on or about August 31, 2005. The complaint asserts claims for: (i) breach of a software development agreement between the parties dated October 13, 1999; (ii) quantum merit; and (iii) goods sold, and seeks damages of at least $200,000, plus interest, attorneys' fees, and cost. The plaintiff also seeks a judgment declaring that it is entitled to exercise certain options for stock in Protocall Software Delivery Systems, Inc. The Company filed a cross complaint asserting claims for breach of contract, restitution of money and declaratory relief. The Company also sought recovery of $43,700 for the value of equipment not returned to the Company by Code Ventures. On September 13, 2006, the parties participated in mediation. As a result of the mediation, the parties settled the matter for $100,000, with payments to be made by the Company in four installments from October 16, 2006 through February 20, 2007. On January 26, 2007, the court heard the plaintiff's two post settlement motions, for attorneys' fees and costs, and to add an additional judgment debtor. Both motions were granted and the plaintiff was awarded an additional $5,520 in attorneys' fees and costs. All payments have been made. The plaintiff was to file an Acknowledgement of Satisfaction of Judgment in Full with the court and the matter will be concluded. The Court dismissed the lawsuit on December 4, 2006 without prejudice.

NOTE S - SIGNIFICANT CUSTOMERS

For the year ended December 31, 2007 one customer accounted for 64.3% of net sales and 81% of accounts receivable at December 31, 2007. For the year ended December 31, 2006, one customer accounted for 62.6% of net sales.

NOTE T - INVENTORY PURCHASE

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

In April 2007, the Company sold inventory purchased in this sale with a cost of $331,000 for $16,560. The Company set up a reserve against this inventory of approximately $314,440 in 2006.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTE U - STOCK FORFEITURE

In July 2006, an officer of the Company forfeited 80,000 shares of common stock issued upon conversion of accrued salary in July 2004. The accrued salary of $100,000 was also forgiven by the officer.

Upon the departure of the CEO, in 2005, the Company's Board and CEO informally agreed that he would return 80,000 shares of the Company's stock issued to him in 2004. The CEO has since returned to the Company. In April 2007, it came to the CEO'S attention that no formal documentation reflecting the return of these shares was ever prepared. In keeping with the spirit of what was discussed with the Company Board in 2005, the CEO returned the 80,000 shares to the Company in 2007.

NOTE V - DEFERRED LEASE COSTS

On October 14, 2003, a stockholder/director opened an irrevocable standby letter of credit on our behalf as required by our equipment lease agreement, which is to be retained for the entire term of the lease obligation or until such time as we are able to replace this letter of credit, in the amount of $1,040,000. As compensation, the Company issued a warrant to purchase 520,000 shares of common stock exercisable at the lower of $2.75 per share or the sales price of common stock in subsequent offerings. The fair value of the warrant was $269,470 utilizing the Black-Scholes option-pricing model with the following assumptions:
50% volatility, seven-year expected life, risk-free interest rate of 3.86% and dividend yield of 0%. The warrant was originally scheduled to expire on October 14, 2010, but was converted into approximately 95,047 shares of common stock in connection with the reverse merger on July 22, 2004. The fair value of the warrant has been recorded as a deferred lease cost and is being amortized, on a straight-line basis, over the term of the original lease obligation which was April 1, 2007. As of December 31, 2007, the balance has been fully amortized. In November 30, 2005, the balance of this letter of credit was reduced to $750,462 and the lease was extended through December 2008. The Company is contingently liable for the amounts of this letter of credit in the event the stockholder/director is obligated to make payments thereunder as a result of the Company's noncompliance with the terms of the lease agreement.

NOTE W - PREFERRED STOCK

The Company is authorized to issue 5,000 shares of preferred stock, par value $0.001. The Company's board of directors may issue the authorized Preferred Stock in one or more series and to fix the number of shares of each series of Preferred Stock. The board of directors also has the authority to set the voting powers, designations, preferences and relative, participating, optional or other special rights of each series of Preferred Stock, including the dividend rights, dividend rate, terms of redemption, redemption price or prices, conversion and voting rights and liquidation preferences. Preferred Stock can be issued and its terms set by the board of directors without any further vote or action by the Company's stockholders. The Company has designated 500 shares of Preferred Stock as Series A. In December 2007, the Company sold 30 shares of Series A for cash proceeds of $270,000( net of costs of $30,000). As of December 31, 2007, there were 30 shares of Series A issued and outstanding.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

The holder of each share of Series A shall be entitled to receive out of funds legally available therefore, cash dividends equal to 1% of the gross revenue received by the Company and its wholly-owned subsidiary, TitleMatch resulting from any and all contracts entered into by the Company and TitleMatch to provide its TitleMatch Service. All contracts currently in force or entered into through the second anniversary of the initial closing of the Preferred Stock Offering shall be included as part of the dividends (the "Included Contracts"). Dividends shall be calculated on quarterly sales of $3,000,000 or greater and will be issued 10 business days after the Company reports its financial results on Form 10-QSB or Form 10-KSB, unless otherwise notified by the holders of their intent to convert (see "Conversion at Holder's Option" below). Dividends will be calculated on a pro-rata basis based on date of purchase. The Company did not declare or accrue any dividends as of December 31, 2007.

Each share of Series A shall automatically convert into 100,000 shares of the Company's Common Stock, without any further payment on the earlier of:

      o The date on which total dividends paid per share of Series A equal $50,000; or

      o     December 31, 2010.

The number of shares of Common Stock issuable upon conversion of the Series A is subject to adjustment upon the occurrence of certain events, including, among others: a stock split, reverse stock split or combination of Common Stock; the Company's issuance of Common Stock or other securities as a dividend or distribution on the Common Stock; a reclassification, exchange or substitution of the Common Stock; or a capital reorganization.

At the end of any calendar quarter beginning on March 31, 2008 and continuing until September 30, 2010, each holder of Series A shall have a one-time option to convert all unpaid dividends attributable to all shares of Series A owned into the Company's Common Stock. The conversion price shall be the closing market price on the last trading day of that quarter; provided, however, in no event shall the conversion price be less than $0.10 per share. Holders must notify the Company of their intent to convert within five business days after the Company reports its financial results on Form 10-QSB or 10-KSB.

Upon a merger or consolidation with or into another company, or any transfer, sale or lease by the Company of substantially all of its Common Stock or assets, the Series A Preferred will be treated as Common Stock for all purposes, including the determination of any assets, property or stock to which holders of the Series A Preferred are entitled to receive, or into which the Series A is converted, by reason of the consummation of such merger, consolidation, sale or lease.

Holders of Series A are entitled to vote their shares on an "as-if-converted" to Common Stock basis, and vote together with the holders of the Common Stock, and not as a separate class. Holders of Series A shall also have any voting rights to which they are entitled by law.

In the event of the Company's voluntary or involuntary liquidation, dissolution or winding-up, holders of Series A are entitled to receive out of the Company's assets available for distribution to shareholders, before any distribution is made to holders of the Company's Common Stock,

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

liquidating distributions in an amount equal to $.02 per share. As of December 31, 2007, holders of Series A had $60,000 liquidation preference.

One share of Series A is convertible into 100,000 shares of the Company's common stock. Due to the floorless conversion feature of the convertible notes described in Note G, the Company may not have sufficient authorized and unissued common stock to convert the Series A. Therefore the conversion feature embedded in the Series A is considered "tainted" and has been treated as a derivative liability. The fair value of the embedded conversion feature on the date of issuance was $346,239 which was recorded as a discount of $270,000 and change in fair value of $76,239. The tainted conversion feature had a fair value of $401,332 at December 31, 2007.

NOTE X - DEFAULTS UNDER AGREEMENTS

Upon the termination of employment of one of the officers of the Company in October 2005, $75,907 of accrued, but unpaid, salary was converted to a note bearing interest at the rate of 12% per year. Interest is payable monthly. All interest owed as of June 30, 2007 has been paid. The principal of the note was payable in four equal quarterly installments beginning January 2007. As of March 31, 2008, no portion of the principal amount has been paid and, as a result, the note is currently in default although the Company continues to make monthly interest payments. Provisions in the note state that upon default, the entire principal amount plus any accrued interest become immediately due and payable by the Company. The Company will seek to renegotiate the note sometime in 2008.

The Company is in default of one of its capital lease obligations due to missed/delinquent payments. The Company has not been formally served a notice of default and is currently working with the lessee to correct the delinquency. As a result, amounts due are shown as a current liability in the accompanying balance sheet as of December 31, 2007.

On July 22, 2007, notes payable with principal and interest totaling $546,575 came due. As of March 31, 2008, no portion of principal or interest has been paid and, as a result, the notes are currently in default. The Company will seek to renegotiate the notes sometime in 2008. These amounts are shown as a current liability in the accompanying balance sheet as of December 31, 2007.

NOTE Y - SUBSEQUENT EVENTS

On January 31, 2008, the Company entered into a securities purchase agreement with investors, under which unpaid accrued interest on previously-issued 6% convertible notes were rolled into new convertible notes in the principal amount of $123,135. The note bears interest of 2% per annum, payable quarterly. No interest is due for any month in which the trading price of our

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the note which is not paid when due, bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 40% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods.

In January 2008, the Company entered into an agreement with an investor relations consultant. The Company issued the consultant 909,091 shares valued at $0.11 per share and a three year warrant to purchase 454,545 shares of common stock at an exercise price of $0.11.

In February 2008, the Company entered into a securities purchase agreement with an investor, under which we sold a convertible note in the principal amount of $150,000. In connection with the agreement, we granted the investor seven-year warrants to purchase a total of 540,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the notes which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods.

In March 2008, we issued a 3 year convertible note in the principal amount of $120,000 for which we received consideration of $100,000. The note bears interest at a rate of 8% per annum. Unconverted principal and accrued interest are payable at time of maturity. The conversion price is 55% of the lowest closing price in the 20 trading days prior to conversion. The Company also entered into an agreement with the same investor whereby the Company issued the investor a convertible secured and collateralized promissory note in the principal sum of $600,000. The investor can reduce the collaterized note by converting $50,000 per month into shares of the Company's common stock beginning seven months from the date of the agreement.

In March 2008, we entered into a securities purchase agreement with an investor, under which we sold convertible notes in the principal amount of $100,000. In connection with the agreement, we granted the investors seven-year warrants to purchase a total of 360,000 shares of

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the note which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods.

In March 2008, we entered into a securities purchase agreement with an investor, under which we sold a convertible note in the principal amount of $50,000. In connection with the agreement, we granted the investor seven-year warrants to purchase a total of 180,000 shares of common stock at an exercise price of $.10 per share, subject to adjustment for dilutive share issuances. The warrants were exercisable immediately and allow the holder to purchase the shares within seven years of the issue date. The exercise price is subject to adjustment upon the occurrence of the following events during the period that the conversion right remains outstanding: common stock reclassifications, stock splits, combinations and dividends. The notes bear interest of 8% per annum, payable quarterly. No interest is due for any month in which the trading price of our common stock is greater than $.14975 for each trading day. Any amount of principal or interest on the notes which is not paid when due bears interest at the rate of 15% per annum. The convertible notes are convertible into shares of the Company's common stock at a Variable Conversion Price, as defined, subject to adjustment if the Company were to issue any additional shares of common stock at a price per share less than the applicable conversion rate then in effect, without a floor. The Variable Conversion Price is 50% multiplied by the average of the lowest 3 Trading Prices for the Common Stock during the 20 Trading Day periods.

      On April 4, 2008 the Company adopted the 2008 Non-Qualified stock option plan (the "Plan") for officers, employees, directors and consultants whereby 21,000,000 authorized unissued shares were reserved for issuance under the Plan. The Company issued 17,750,000 stock options on April 4, 2008 at an exercise price of $.014 which was the market price of the Company's common stock on the date of issuance. The options had a ten year life and vesting periods ranging from immediate to quarterly over 18 months.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

      On February 8, 2008, holders of 50.3% of the Company's common stock voted to increase the number of authorized shares from 200,000,000 to 550,000,000. A preliminary information statement was filed on February 25, 2008 and resubmitted on March 18, 2008 and April 18, 2008 in response to comments received from the SEC. The Company is in the process of filing a definitive information statement. Immediately after the definitive information statement is filed, the Company expects to mail the information statement to stockholders of record at February 12, 2008. Immediately after the completion of the required waiting period, the Company expects to increase the number of authorized shares to 550,000,000.

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S CONSENT

We consent to the incorporation by reference in the Registration Statement of Protocall Technologies, Inc. on Form S-8, (File No. #333-139687) of our report, which includes an explanatory paragraph as to the Company's ability to continue as a going concern, dated May 16, 2008 with respect to our audits of the consolidated financial statements and related consolidated statements of operations, stockholders' deficiency and cash flows of Protocall Technologies, Inc. and Subsidiaries as of December 31, 2007 and for the year ended, which report is included in this Annual Report on Form 10-KSB of Protocall Technologies, Inc. for the year ended December 31, 2007.

/s/ Marcum & Kliegman LLP

Melville, New York
May 16, 2008

              PROTOCALL TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-139687) of our report, dated April 16, 2007, relating to the audit of the consolidated financial statements of Protocall Technologies Incorporated and subsidiaries for the year ended December 31, 2006, which included an explanatory paragraph concerning the Company's ability to continue as a going concern, included in Protocall Technologies Incorporated's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Eisner LLP

New York, New York
May 16, 2008

                             GREENBERG TRAURIG, LLP
                                MetLife Building
                                 200 Park Avenue
                            New York, New York 10166

Spencer G. Feldman
212-801-9221

                                                  May 16, 2008
                                                  ------------

VIA EDGAR
---------

Securities and Exchange Commission
100 F Street, N.E.
Washington, D.C. 20549

      Re: Protocall Technologies Incorporated -- Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 2007
             -------------------------------------------------------------------

Dear Sirs:

      On behalf of Protocall Technologies Incorporated, a Nevada corporation (the "Company"), we hereby submit in electronic format for filing with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and Rule 101(a) (1) (iii) of Regulation S-T, one copy of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

      The financial statements in the Annual Report do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

      Please address any comments or questions that you may have concerning the Form 10-KSB to Bruce Newman, the Company's Chief Executive Officer, or to me.

                                                  Very truly yours,

                                                  /s/ Spencer G. Feldman
                                                  ----------------------
                                                  Spencer G. Feldman

Encls.

cc:   Mr. Bruce Newman
      Eisner, LLP